Form 10QSB
period 2000-06-30
PARK HILL CAPITAL III CORP
filed 2000-08-10
CIK 1107564

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 7/24/00 the following shares of common were outstanding: Common Stock, $0.001 par value, 3,316,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

Exhibits are indexed at page 6.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended June 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      PARK HILL CAPITAL III CORP.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended June 30, 2000



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                         Park Hill Capital III Corp.
                         (A Development Stage Company)
                                BALANCE SHEET
                                June 30, 2000


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   1,525
                                                     ---------

     Total current assets                                1,525
                                                     ---------


     TOTAL ASSETS                                    $   1,525
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                  $       -
                                                     ---------

     Total current liabilities                               -

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,316,000 shares issued and
     outstanding                                         3,316
   Additional paid-in capital                           64,354
   Deficit accumulated
     during the
     development stage                                 (66,145)
                                                     ---------
                                                         1,525
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $   1,525
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1

                       Park Hill Capital III Corp.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS


                    For the
                    period from  For the     For the     For the     For the
                    inception    three       three       six         initial
                    (March 2,    months      months      months      period
                    1999) to     ended       ended       ended       ended
                    June 30,     June 30,    June 30,    June 30,    June 30,
                    2000         2000        1999        2000        1999
                    -----------  ----------  ----------  ----------  ----------

REVENUES            $         -  $        -  $        -  $        -  $        -
                    -----------  ----------  ----------  ----------  ----------

EXPENSES
  Selling, general and
     administrative      66,145       4,248      60,390       5,248      60,390
                    -----------  ----------  ----------  ----------  ----------

      Total expenses     66,145       4,248      60,390       5,248      60,390
                    -----------  ----------  ----------  ----------  ----------

NET LOSS                (66,145)     (4,248)    (60,390)     (5,248)    (60,390)

Accumulated deficit
  Balance, Beginning
  of period                   -     (61,897)          -     (60,897)          -
                    -----------  ----------  ----------  ----------  ----------

 Balance,
 End of period      $   (66,145) $  (66,145) $  (60,390) $  (66,145) $  (60,390)
                    ===========  ==========  ==========  ==========  ==========
NET LOSS PER SHARE  $     (0.02) $     (NIL)  $   (0.02) $     (NIL) $    (0.02)
                    ===========  ==========  ==========  ==========  ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         3,202,008   3,293,198   3,181,000   3,237,098   3,181,000
                    ===========  ==========  ==========  ==========  ==========

The accompanying notes are an integral part of the financial statements.
                                  2

                          Park Hill Capital III Corp.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception               For the
                                   (March 2,      For the six   initial
                                   1999) to       months ended  period ended
                                   June 30,       June 30,      June 30,
                                   2000           2000          1999
                                   -------------- ------------- ---------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (66,145) $     (5,248) $      (60,390)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Stock issued for services           60,900          1,050         59,850
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                    (5,245)        (4,198)          (540)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -              -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common
   stock                                    6,770          3,000          3,770
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                     6,770          3,000          3,770
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                              1,525         (1,198)         3,230

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -          2,723              -
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        1,525  $       1,525  $       3,230
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 3

                          Park Hill Capital III Corp.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000



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

2. Stock
--------

For the quarter and six months ended June 30, 2000, the Company issued 100,000 shares of common stock for $3,000 or $0.03 per share, and 35,000 shares in exchange for services related to establishing the Company as a public reporting entity. These shares were valued at $1,050 or $0.03 per share.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $6,770 from its inside capitalization funds.
The Company's balance sheet for the period ending June 30, 2000 reflects a current asset value and a total asset value of $1,525, in the form of cash, as compared to $3,230, in the form of cash as of June 30, 1999.

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

Results of Operations

        During the period from March 2, 1999 (inception) through
June 30, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarter and ended June 30, 2000 and 1999, the Company showed net losses of $4,248 and $60,390, respectively. From inception the Company has experienced losses of $66,145, of which $60,900 was settled for shares of stock in the Company. The decrease in loss is due to the fact that the Company incurred the majority of their inside capitalization during the quarter ended June 30, 1999.

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

       There have been no reports on Form 8-K for the quarter ending June 30, 2000.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK HILL CAPITAL III CORP.
(Registrant)

Date: July 24, 2000

/s/
Frank Kramer, Secretary/Treasurer