Form 10QSB
period 2002-06-30
PARK HILL CAPITAL III CORP
filed 2005-05-26
CIK 1107564

Form 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



(X)  Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

 Yes __X__  No _____


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

	Class of Securities				Shares Outstanding
                                                        at June 30, 2002
	-------------------				-------------------

 Common Stock, $.001 par value 				3,316,000

Transitional Small Business Disclosure Format

Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       (a) The financial statements of registrant for the six months ended June 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                       PARK HILL CAPITAL III CORP.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                       Quarter Ended June 30, 2002



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                          PARK HILL CAPITAL III CORP.
                         (A Development Stage Company)
                                BALANCE SHEET
                                June 30, 2002
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

                        PARK HILL CAPITAL III CORP.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                    For the
                    period from  For the     For the     For the    For the
                    inception    three       three       six	    six
                    (March 2,    months      months      months     months
                    1999) to     ended       ended       ended	    ended
                    June 30,     June 30,    June 30,    June 30,   June 30,
                    2002         2002        2001        2002 	    2001
                    -----------  ----------  ----------  ---------  ---------

REVENUES            $         -  $        -  $        -	         -          -
                    -----------  ----------  ----------  ---------  ---------

EXPENSES
  Selling, general &
  administrative         69,650           -        (205)       242      1,145
                    -----------  ----------  ----------  ---------  ---------

      Total expenses     69,650           -        (205)       242      1,145
                    -----------  ----------  ----------  ---------  ---------

NET INCOME/(LOSS)       (69,650)          -         205       (242)    (1,145)

Accumulated deficit
  Balance, Beginning
  of period                   -     (69,650)    (68,214)   (69,408)   (66,864)
                    -----------  ----------  ----------  ---------  ---------

 Balance,
 End of period      $   (69,650)  $ (69,650)  $ (68,009) $ (69,650) $ (68,009)
                    ===========   =========   =========  =========  =========
NET LOSS PER SHARE  $     (0.02)  $    (NIL)  $    (NIL) $    (NIL) $    (NIL)
                    ===========   =========   =========   ========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         3,270,478   3,316,000   3,316,000  3,316,000  3,316,000
                    ===========  ==========  ==========  =========  =========

The accompanying note is an integral part of the financial statements.

                            PARK HILL CAPITAL III CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                   For the period
                                   from inception
                                   (March 2,       For the six   For the six
                                   1999) to        months ended  months ended
                                   June 30,        June 30,      June 30,
                                   2002            2002          2001
                                   --------------  ------------  ------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (69,650) $       (242) $     (1,145)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Increase in accounts payable             -          (423)           10
       Stock issued for services           60,900             -             -
                                   --------------  ------------  ------------

  Net cash flows from
   operating activities                    (8,750)         (665)       (1,135)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                  6,770             -             -
  Shareholder Contributions		    2,296             -             -
                                   --------------  ------------  ------------

  Net cash flows from
   financing activities                     9,066             -             -
                                   --------------  ------------  ------------

  Net increase (decrease)
   in cash and cash
   equivalents                                316          (665)       (1,135)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -           981         1,162
                                   --------------  ------------ -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $          316  $        316  $         27
                                   ==============  ============  ============

The accompanying note is an integral part of the financial statements.

                           PARK HILL CAPITAL III CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2002
                                  (UNAUDITED)


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

Item 2.         Management's Discussion and Analysis Of Financial
                Conditions and Results of Operations.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of cash in the amount of $6,770 and services valued at $60,900 as payment for its outstanding common stock, and cash contributions of $2,296 from existing shareholders. The Company's balance sheet for the period ending June 30, 2002 reflects a current asset value and a total asset value of $316, in the form of cash, as compared to $27 in current and total assets as of June 30, 2001.

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

Results of Operations

        During the period from March 2, 1999 (inception) through June 30, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarter ended June 30, 2002 and 2001, the Company showed a net loss of $0 and net gain of $205, respectively. From inception the Company has experienced losses of $69,650, of which $60,900 was settled for shares of stock in the Company. The decrease in net loss is attributed primarily to timing differences of costs related to the compliance with reporting standards.

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ DEBORAH A. SALERNO        Principal Executive Officer
-----------------------       Director                           ________, 2005
    Deborah A. Salerno


/s/ FRANK L. KRAMER           Secretary/Treasurer
----------------------        Principal Financial Officer        ________, 2005
    Frank L. Kramer           Director

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

/s/ FRANK L. KRAMER                                            May 26, 2005
---------------------------------------
Frank L. Kramer, Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Park Hill Capital III Corp. (the "Company") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission, I, Deborah A. Salerno, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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



/s/ DEBORAH A. SALERNO                                           May 26, 2005
---------------------------------
Deborah A. Salerno
Principal Executive Officer

                                                                Exhibit 32.2
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Park Hill Capital III Corp. (the "Company") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission, I, Frank L. Kramer, Treasurer of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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