Form 10QSB
period 2005-09-30
PARK HILL CAPITAL III CORP
filed 2005-10-25
CIK 1107564

Form 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



(X)  Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2005.

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

 Yes __X__  No _____


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

	Class of Securities				Shares Outstanding
                                                        at September 30, 2005
	-------------------				-------------------

 Common Stock, $.001 par value 				3,536,000

Transitional Small Business Disclosure Format

Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       (a) The financial statements of registrant for the nine months ended September 30, 2005, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                       PARK HILL CAPITAL III CORP.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                    Quarter Ended September 30, 2005



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                          PARK HILL CAPITAL III CORP.
                         (A Development Stage Company)
                                BALANCE SHEET
                              September 30, 2005
                                 (UNAUDITED)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $     651
                                                     ---------

     Total current assets                                  651
                                                     ---------


     TOTAL ASSETS                                    $     651
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $       -
                                                     ---------

     Total current liabilities                               -

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,536,000 shares issued and
     outstanding                                         3,536
   Additional paid-in capital                           76,180
   Deficit accumulated during the
   development stage                                   (79,065)
                                                     ---------
                                                           651
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $     651
                                                     =========

The accompanying note is an integral part of the financial statements.

                        PARK HILL CAPITAL III CORP.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                    For the
                    period from  For the     For the     For the    For the
                    inception    three       three       nine	    nine
                    (March 2,    months      months      months     months
                    1999) to     ended       ended       ended	    ended
                    Sept 30,     Sept 30,    Sept 30,    Sept 30,   Sept 30,
                    2005         2005        2004        2005 	    2004
                    -----------  ----------  ----------  ---------  ---------

REVENUES            $         -  $        -  $        -	         -          -
                    -----------  ----------  ----------  ---------  ---------

EXPENSES
  Selling, general &
  administrative         79,065           -           -      8,541        500
                    -----------  ----------  ----------  ---------  ---------

      Total expenses     79,065           -           -      8,541        500
                    -----------  ----------  ----------  ---------  ---------

NET LOSS                (79,065)          -          -      (8,541)      (500)

Accumulated deficit
  Balance, Beginning
  of period                   -     (79,065)    (70,325)   (70,524)   (69,825)
                    -----------  ----------  ----------  ---------  ---------

 Balance,
 End of period      $   (79,065)  $ (79,065)  $ (70,325) $ (79,065) $ (70,325)
                    ===========   =========   =========  =========  =========
NET LOSS PER SHARE  $     (0.02)  $    (NIL)  $    (NIL) $    (NIL) $    (NIL)
                    ===========   =========   =========   ========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         3,303,502   3,536,000   3,316,000  3,408,875  3,316,000
                    ===========  ==========  ==========  =========  =========

The accompanying note is an integral part of the financial statements.

                            PARK HILL CAPITAL III CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                   For the period
                                   from inception
                                   (March 2,       For the nine  For the nine
                                   1999) to        months ended  months ended
                                   Sept 30,        Sept 30,      Sept 30,
                                   2005            2005          2004
                                   --------------  ------------  ------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (79,065) $     (8,541) $       (500)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Stock issued for services           62,550         1,650             -
                                   --------------  ------------  ------------

  Net cash flows from
   operating activities                   (16,515)       (6,891)         (500)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                 11,720         4,950            -
  Shareholder Contributions		    5,446         2,550           400
                                   --------------  ------------  ------------

  Net cash flows from
   financing activities                    17,166         7,500           400
                                   --------------  ------------  ------------

  Net increase (decrease)
   in cash and cash
   equivalents                                651           609          (100)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -            42           141
                                   --------------  ------------ -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $          651  $        651  $         41
                                   ==============  ============  ============

The accompanying note is an integral part of the financial statements.

                           PARK HILL CAPITAL III CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                  (UNAUDITED)


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

Item 2.         Management's Discussion and Analysis Of Financial
                Conditions and Results of Operations.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of cash in the amount of $11,720 and services valued at $62,550 as payment for its outstanding common stock, and cash contributions of $5,446 from existing shareholders. The Company's balance sheet for the period ending September 30, 2005 reflects a current asset value and a total asset value of $651, in the form of cash, as compared to $41 in current and total assets as of September 30, 2004.

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

Results of Operations

        During the period from March 2, 1999 (inception) through September 30, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarter ended September 30, 2005 and 2004, the Company showed net losses of $0 and $0, respectively. From inception the Company has experienced losses of $79,065, of which $62,550 was settled for shares of stock in the Company.

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

Date: October 25, 2005

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ DEBORAH A. SALERNO        Principal Executive Officer
-----------------------       Director                       October 25, 2005
    Deborah A. Salerno


/s/ FRANK L. KRAMER           Secretary/Treasurer
----------------------        Principal Financial Officer    October 25, 2005
    Frank L. Kramer           Director

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

/s/ DEBORAH A. SALERNO                                         October 25, 2005
---------------------------------------
Deborah A. Salerno, Principal Executive Officer

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

/s/ FRANK L. KRAMER                                        October 25, 2005
---------------------------------------
Frank L. Kramer, Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Park Hill Capital III Corp. (the "Company") for the period ended September 30, 2005 as filed with the Securities and Exchange Commission, I, Deborah A. Salerno, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ DEBORAH A. SALERNO                                       October 25, 2005
---------------------------------
Deborah A. Salerno
Principal Executive Officer

                                                                Exhibit 32.2
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Park Hill Capital III Corp. (the "Company") for the period ended September 30, 2005 as filed with the Securities and Exchange Commission, I, Frank L. Kramer, Treasurer of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ FRANK L. KRAMER                                           October 25, 2005
---------------------------------
Frank L. Kramer
Principal Financial Officer