Form 10KSB/A
period 2005-12-31
PARK HILL CAPITAL III CORP
filed 2006-06-09
CIK 1107564

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

     Transitional Small Business Format: No.




                                EXPLANATORY NOTE

The Registrant is filing this amendment to its Form 10-KSB for the year ended December 31, 2005 to clarify additional information regarding its disclosure controls and procedures.

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





                                       F9

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.


ITEM 8A.  Controls and Procedures.

     The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms, and that information required to be disclosed in the Company's reports is accumulated and communicated to the Company's certifying officers to allow timely decisions regarding required disclosure.

     Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2005, to provide reasonable assurance of the achievement of these objectives. Additionally,the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Date: June 8, 2006

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ DEBORAH A. SALERNO        Principal Executive Officer
-----------------------       Director                         June 8, 2006
    Deborah A. Salerno


/s/ FRANK L. KRAMER           Secretary/Treasurer
----------------------        Principal Financial Officer      June 8, 2006
    Frank L. Kramer           Director

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

/s/ DEBORAH A. SALERNO                                          June 8, 2006
---------------------------------------
Deborah A. Salerno, Principal Executive Officer

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

/s/ FRANK L. KRAMER                                          June 8, 2006
---------------------------------------
Frank L. Kramer, Principal Financial Officer

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



/s/ DEBORAH A. SALERNO                                        June 8, 2006
---------------------------------
Deborah A. Salerno
Principal Executive Officer

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



/s/ FRANK L. KRAMER                                           June 8, 2006
---------------------------------
Frank L. Kramer
Principal Financial Officer