Form 10QSB/A
period 2006-03-31
PARK HILL CAPITAL III CORP
filed 2006-06-09
CIK 1107564

Form 10-QSB/A
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



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

Yes _____     No __X__

                                EXPLANATORY NOTE

The Registrant is filing this amendment to its Form 10-QSB for the quarter ended March 31, 2006 to clarify additional information regarding its disclosure controls and procedures.




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


Item 3. Controls and Procedures

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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



/s/ FRANK L. KRAMER                                             June 8, 2006
---------------------------------
Frank L. Kramer,
Principal Financial Officer