Form 10QSB
period 2006-06-30
NEW FIBER CLOTH TECHNOLOGY INC
filed 2006-08-14
CIK 1107564

Form 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



(X)  Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2006.

( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File No:   000-30021

                      NEW FIBER CLOTH TECHNOLOGY, INC.
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

 Yes __X__  No _____


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

	Class of Securities				Shares Outstanding
                                                        at June 30, 2006
	-------------------				-------------------

 Common Stock, $.001 par value 				3,886,000

Transitional Small Business Disclosure Format

Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       (a) The financial statements of registrant for the six months ended June 30, 2006, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                     NEW FIBER CLOTH TECHNOLOGY, INC.
                    (F/K/A PARK HILL CAPITAL III CORP.)
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                       Quarter Ended June 30, 2006



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                       NEW FIBER CLOTH TECHNOLOGY, INC.
                     (F/K/A PARK HILL CAPITAL III CORP.)
                         (A Development Stage Company)
                                BALANCE SHEET
                                June 30, 2006
                                 (UNAUDITED)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $  11,271
                                                     ---------

     Total current assets                               11,271
                                                     ---------


     TOTAL ASSETS                                    $  11,271
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $  37,443
                                                     ---------

     Total current liabilities                          37,443

STOCKHOLDERS' EQUITY
   Preferred stock, $0.001 par value;
     20,000,000 shares authorized;
     0 shares issued and outstanding                         -
   Common stock, $0.001 par value;
     200,000,000 shares authorized;
     3,886,000 shares issued and
     outstanding                                         3,886
   Additional paid-in capital                           89,830
   Deficit accumulated during the
   development stage                                  (119,888)
                                                     ---------
                                                       (26,172)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $  11,271
                                                     =========

The accompanying notes are an integral part of the financial statements.

                     NEW FIBER CLOTH TECHNOLOGY, INC.
                    (F/K/A PARK HILL CAPITAL III CORP.)
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                    For the
                    period from  For the     For the     For the    For the
                    inception    three       three       six	    six
                    (March 2,    months      months      months     months
                    1999) to     ended       ended       ended	    ended
                    June 30,     June 30,    June 30,    June 30,   June 30,
                    2006         2006        2005        2006 	    2005
                    -----------  ----------  ----------  ---------  ---------

REVENUES            $         -  $        -  $        -	         -          -
                    -----------  ----------  ----------  ---------  ---------

EXPENSES
  Selling, general &
  administrative        119,888       9,712       8,541     37,568      8,541
                    -----------  ----------  ----------  ---------  ---------

      Total expenses    119,888       9,712       8,541     37,568      8,541
                    -----------  ----------  ----------  ---------  ---------

NET INCOME/(LOSS)      (119,888)     (9,712)     (8,541)   (37,568)    (8,541)

Accumulated deficit
  Balance, Beginning
  of period                   -    (110,176)    (70,524)   (82,320)   (70,524)
                    -----------  ----------  ----------  ---------  ---------

 Balance,
 End of period      $  (119,888)  $(119,888)  $ (79,065) $(119,888) $ (79,065)
                    ===========   =========   =========  =========  =========
NET LOSS PER SHARE  $     (0.04)  $    (NIL)  $    (NIL) $   (0.01) $    (NIL)
                    ===========   =========   =========   ========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         3,357,806   3,886,000   3,372,209  3,886,000  3,344,413
                    ===========  ==========  ==========  =========  =========

The accompanying notes are an integral part of the financial statements.

                        NEW FIBER CLOTH TECHNOLOGY, INC.
                       (F/K/A PARK HILL CAPITAL III CORP.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                   For the period
                                   from inception
                                   (March 2,       For the six   For the six
                                   1999) to        months ended  months ended
                                   June 30,        June 30,      June 30,
                                   2006            2006          2005
                                   --------------  ------------  ------------
CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $      (119,888) $    (37,568) $     (8,541)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Increse in accounts
         payable                           37,443        36,762
       Increase in accounts
         payable - related party                -             -            54
       Stock issued for services           64,550             -         1,650
                                   --------------  ------------  ------------
  Net cash flows from
   operating activities                   (17,895)         (806)       (6,837)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                 23,720             -         2,550
  Shareholder Contributions		    5,446             -         4,950
                                   --------------  ------------  ------------

  Net cash flows from
   financing activities                    29,166             -         7,500
                                   --------------  ------------  ------------

  Net increase (decrease)
   in cash and cash
   equivalents                             11,271          (806)          663

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -        12,077            42
                                   --------------  ------------ -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $       11,271  $     11,271  $        705
                                   ==============  ============  ============

The accompanying notes are an integral part of the financial statements.

                         NEW FIBER CLOTH TECHNOLOGY, INC.
                        (F/K/A PARK HILL CAPITAL III CORP.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2006
                                  (UNAUDITED)

1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by New Fiber
Cloth Technology, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for interim periods are not indicative of annual results.

2.  Subsequent Events
    -----------------

On July 31, 2006, the Company closed a share exchange transaction (the "Share Exchange") pursuant to which the Company changed its name to New Fiber Cloth Technology, Inc. and effectuated an increase in the Company's authorized common stock from 25,000,000 to 200,000,000. The Share Exchange is further described in the Company's Current Report on Form 8-K filed August 4, 2006, which is incorporated herein by reference. Pursuant to the Share Exchange, the Company issued to the shareholders of Polara Global Limited, a British Virgin Islands international business company, an aggregate of 73,834,000 shares of the Company's common stock, constituting ninety-five percent (95%) of the COmpany's total issued and outstanding common stock as of the closing date of July 31, 2006.
As of July 31, 2006, the Company's total issued and outstanding common stock was 77,720,000. In connection with the Share Exchange, certain shareholders of the Company placed 2,379,184 shares of common stock held by them into escrow, pending completion of a private placement of the Company's securities in which a minimum of $5,000,000 in gross proceeds is raised within 120 days of the Share Exchange (subject to extension under certain circumstances) (the "Financing"). In the event the Financing is not completed, the 2,379,184 shares of common stock in escrow will be canceled, and the remaining outstanding shares of common stock that were outstanding prior to the Share Exchange, aggregating 1,506,816, will be reduced to constitute two percent (2%) of the Company's common stock.

The Company's previous officers and directors resigned as of the closing of the Share Exchange. They were replaced by officers and directers named by Polara Global Limited.

Item 2.         Management's Discussion and Analysis Of Financial
                Conditions and Results of Operations.

Liquidity and Capital Resources

        As of June 30, 2006, the Company remained in the development stage and, since inception, had experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of cash in the amount of $23,720 and services valued at $64,550 as payment for its outstanding common stock, and cash contributions of $5,446 from existing shareholders. The Company's balance sheet for the period ending June 30, 2006 reflects a current asset value and a total asset value of $11,271, in the form of cash, compared to $705 in current and total assets as of June 30, 2005.

        Subsequent to June 30, 2006, the Company entered into a Share Exchange, as further described above in Note 2 - Subsequent Events and the Company's report on Form 8-K incorporated therein by reference.

        The Company's business plan prior to the Share Exchange was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. Subsequent to the Share Exchange, the Company will principally be engaged in the holding of investments. Polara Global Limited, which became a subsidiary of the Company in connection with the Share Exchange, will function as a holding company for DeYi Fashions Clothes Company Limited, a People's Republic of China limited liability company which will be the Company's operating arm, and any other subsidiaries the Company may later acquire.


Results of Operations

        During the period from March 2, 1999 (inception) through June 30, 2006, the Company had engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the current fiscal year, the Company anticipates that it will generate a net profit, based on the consolidation of the results of its subsidiary and holding company subsequent to the Share Exchange. For the fiscal year ended December 31, 2005, Polara Global Limited generated net income of $3,482,624 from sales of $35,978,461. It cannot be anticipated what the results of the Company will be for the current fiscal year.

        For the quarter ended June 30, 2006 and 2005, the Company showed net losses of $37,568 and $8,541, respectively. The increase in net losses is attributable to additional legal costs incurred by the Company in connection with the Share Exchange. From inception the Company has experienced losses of $119,888, of which $64,550 was settled for shares of stock in the Company.

Need for Additional Financing

     The Company will require additional capital in order to expand its operations and/or complete acquisitions subsequent to the Share Exchange. The Share Exchange provided that certain shareholders of the Company place 2,379,184 shares of common stock held by them into escrow, pending completion of a private placement of the Company's securities in which a minimum of $5,000,000 in gross proceeds is raised within 120 days of the Share Exchange (subject to extension under certain circumstances) (the "Financing"). In the event the Financing is not completed, the 2,379,184 shares of common stock in escrow will be canceled.

     No commitments to provide additional funds have been made by management or other stockholders. The Company anticipates that it will raise funds through the private placement of restricted securities rather than through a public offering. However, there is no firm commitment for any such financing and no guarantee that the Company will be able to raise any financing that it seeks.

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

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

on May 25, 2006, the Company received the written consent, in lieu of a meeting of stockholders, from the holders of a majority of the Company's outstanding voting stock, approving an amendment to the Company's Certificate of Incorporation to (i) change the name of the Company to "New Fiber Cloth Technology, Inc.", (ii) increase the number of authorized shares of common stock from 25,000,000 to 200,000,000, and (iii) authorize the Company to issue up to 20,000,000 shares of preferred stock. After filing and mailing an Information Statement on Schedule 14C to all of its stockholders, the Company amended its Certificate of Incorporation on July 31, 2006.

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-0xley Act of 2002

31.2 Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-0xley Act of 2002

32.1 Certification by the Principal Executive Officer pursuant to 18 U.S.C.
     Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Principal Financial Officer pursuant to 18 U.S.C.
     Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

Current Report on Form 8-K/A filed on July 10, 2006 is incorporated herein by reference

Current Report on Form 8-K filed on August 4, 2006 is incorporated herein by reference

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: August 14, 2006

                                              NEW FIBER CLOTH TECHNOLOGY, INC.


                                              By:  /s/ YAO DE RONG
                                                  --------------------------
                                                   Yao De Rong
                                                   Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                              Date
----                          -----                              ----


/s/ YAO DE RONG               Chief Executive Officer         August 14, 2006
-----------------------       Director
    Yao De Rong


/s/ PARKER SETO               Chief Financial Officer         August 14, 2006
----------------------
    Parker Seto

                                                                 Exhibit 31.1
                     Certification Pursuant to Section 302
                       of the Sarbanes-Oxley Act of 2002

I, Yao De Rong, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of New Fiber Cloth Technology, Inc. (the "Registrant");

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

/s/ YAO DE RONG	                                            August 14, 2006
---------------------------------------
Yao De Rong, Chief Executive Officer

                                                                 Exhibit 31.2
                     Certification Pursuant to Section 302
                       of the Sarbanes-Oxley Act of 2002

I, Parker Seto, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of New Fiber Cloth Technology, Inc. (the "Registrant");

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

/s/ PARKER SETO                                          August 14, 2006
---------------------------------------
Parker Seto, Chief Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Park Hill Capital III Corp. (the "Company") for the period ended June 30, 2006 as filed with the Securities and Exchange Commission, I, Yao De Rong, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ YAO DE RONG                                         August 14, 2006
---------------------------------
Yao De Rong
Chief Executive Officer

                                                                Exhibit 32.2
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Park Hill Capital III Corp. (the "Company") for the period ended June 30, 2006 as filed with the Securities and Exchange Commission, I, Parker Seto, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ PARKER SETO                                         August 14, 2006
---------------------------------
Parker Seto
Chief Financial Officer