Form 10QSB
period 2006-09-30
NEW FIBER CLOTH TECHNOLOGY INC
filed 2006-11-14
CIK 1107564

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

 Yes X  No
    ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

     Class of Securities                Shares Outstanding
                                        at September 30, 2005
     -------------------                -------------------

 Common Stock, $.001 par value                    3,536,000

Transitional Small Business Disclosure Format

Yes      No X
   ---     ---

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       (a) The financial statements of registrant for the nine months ended September 30, 2005, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                       NEW FIBER CLOTH TECHNOLOGY, INC.


                     CONSOLDIATED  FINANCIAL STATEMENTS
                    Quarter Ended September 30, 2006



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                                NEW FIBER CLOTH TECHNOLOGY,INC.
                                              CONSOLIDATED BALANCE SHEET
                              September 30, 2006
                                 (UNAUDITED)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   9,321,727
   Short-term investment                                    12,631
   Notes Receivables                                     5,909,207
   Accounts receivables                                  6,028,027
   Other receivables                                    11,231,605
   Prepayments                                           3,601,763
   Inventories                                           5,414,005
                                                     -------------

     Total current assets                               41,518,965
                                                     -------------


  LONG TERM ASSETS
   Plant, Property and Equipment-Cost                  $10,653,002
   Less: Accumulated Depreciation                       (3,452,752)
    Plant, Property and Equipment, Net Book Value      $ 7,200,250
                                                     -------------

  Construction-in-progress                               2,834,069
                                                     -------------

  TOTAL LONG TERM ASSETS                              $ 10,034,319
                                                     -------------

  Intangible assets-cost                              $    309,395
  Less: Accumulated amortization                           (24,507)
                                                     -------------
  Intangible assets, net                              $    284,888
                                                     -------------

 TOTAL ASSETS                                         $ 51,838,172
                                                     -------------



  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                   $  7,611,590
   Short-term loan                                       7,330,403
   Notes Payable                                         8,570,382
   Other payable                                         6,260,055
   Deposits from customers                               2,497,520
   Accrued expenses                                         81,711
   Tax payable                                             954,616
                                                     -------------

     Total current liabilities                          33,306,277
                                                     -------------


STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     200,000,000 shares authorized;
     77,720,000 shares issued and
     outstanding                                            77,720
   Additional paid-in capital                               89,830
   Other comprehensive income
    -  Capital Reserve                                   8,465,327
    -  Foreign exchange translation difference             312,573
    -  statutory reserve                                 1,528,774
    -  Retained earnings                                 8,057,707
                                                     -------------
            Total Shareholders' equity                  18,531,895
                                                     -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                       $   51,838,172
                                                     =============


The accompanying note is an integral part of the financial statements.

                        NEW FIBER CLOTH TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                    For the       For the       For the        For the
                    Nine Months   Nine Months   Three Months   Three Months
                    Ended         Ended         Ended          Ended
                    Sept.30, 2006 Sept 30, 2005  Sept 30, 2006  Sept 30, 2005
                                 (PRO-FORMA)                    (PRO-FORMA)
                   -----------  ----------       ----------      ---------
REVENUES          $ 29,785,991 $ 24,874,616     $ 9,642,625     $ 8,129,544

COST OF SALES     $ 25,896,560 $ 21,079,830     $ 8,382,132     $ 6,962,340
                  ------------ ------------     -----------     -----------
GROSS PROFIT      $  3,889,431 $  3,794,786     $ 1,260,493     $ 1,167,204

EXPENSES
  Selling, general &
  administrative  $    425,690      529,962         175,308         220,616
                  ------------ ------------     -----------     -----------
 Profit from
 Continuing
 Operation        $  3,757,572   $3,449,213     $ 1,262,231     $ 1,125,420

 Other expenses         30,612       22,442          30,612          22,442
                  ------------ ------------     -----------     -----------
 Profit before tax $ 3,284,673  $ 2,326,233     $ 1,231,619     $ 1,102,978

 Appropriation to:
  -   Capital
  Reserve           $ (320,392)
  -   Statutory
  Reserve             (549,244)
  -   Dividend                  (3,540,755)

  Retained earnings
  Balance, Beginning
  of period          5,642,670   2,855,714        6,968,934       1,384,561
                  ------------ ------------     -----------     -----------
 Balance,
 End of period     $ 8,057,707  $ 1,641,192     $ 6,968,934     $ 1,384,561
                   =========== ============     ===========     ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING       77,720,000   77,720,000      77,720,000      77,720,000
                   ===========   ==========      ==========      ==========

PRO-FORMA
EARNINGS PER
SHARE                    0.048       0.0441
                   -----------   ----------

The accompanying note is an integral part of the financial statements.

                            NEW FIBE CLOTH TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                     For Nine-month             For Nine-month
                                     Period ended               Period ended
                                     Sept. 30, 2006             Sept. 30, 2005
                                     --------------          -----------------
CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Profits                            $3,284,673              $ 2,215,765
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:        $ (7,499,467)             $ 2,483,981
       Stock issued for services
                                       ------------              -----------

  Net cash flows from
   operating activities                $ (4,214,794)             $ 4,699,746

CASH FLOWS FROM
   INVESTING ACTIVITIES

Adjustments to reconcile
net loss to net cash flows
from investing activities:             $    492,211              $ 7,206,563

Net cash flows from
   investing activities                $    492,211              $ 7,206,563

CASH FLOWS FROM
    FINANCING ACTIVITIES

Adjustments to reconcile
net loss to net cash flows
from financing activities:             $  7,938,265              $  (410,755)
                                       ------------              -----------

  Net cash flows from
   financing activities                $  7,938,265              $  (410,755)
                                       ------------              -----------

  Net increase (decrease)
   in cash and cash
   equivalents                         $  4,215,682              $(2,870,914)

Effect of exchange
rate changes on cash                   $   (786,157)             $   643,683

CASH AND CASH EQUIVALENTS,
  Beginning of Period                  $    540,861              $ 4,055,458
                                       ------------              -----------
CASH AND CASH EQUIVALENTS,
       End of Period                   $  3,970,386              $   540,861
                                       ============              ===========


The accompanying note is an integral part of the financial statements.

                           NEW FIBER CLOTH TECHNOLOGY, INC.
                           NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                  (UNAUDITED)


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

Item 2.         Management's Discussion and Analysis Of Financial
                Conditions and Results of Operations.


Completion of Merger with Polara Global Limited

Following the close of merger and reorganization with Polara Global Limited, a British Virgin Island limited liability company that 100% owns Deyi Fiber Cloth Limited, the operating arm of the Group. The merger is completed with the Company issuing 73,834,000 shares of common stock to acquire the 100% ownership of the Company on July 30, 2006, the operating result reported herein includes the nine-month period ended Septmeber 30, 2006 and also for the pro-forma result for comparative purpose for the same period as of March 31, 2005 as if Polara Global Limited has been consolidated into the Group for the sole purpose of comparative figures presentation only.

Liquidity and Capital Resources

        The Group has extended its source of finance from banks and financial institutions in China through short-term bank loans and certain promissory notes due to such financial institutions that are repayable within one year Since January 2006, the Group has experienced growth in The Group has been operating with stable business growth and an improved margin for certain new products with U.S. and Austria customers. The Group foresees that it would have to expand its operating and research centre for new market opportunities and the Group plans to raise not less than $5 Million in the capital market in the near future to further accelerate the business expansion plan of the Company.

The Management considers the liquidity and capital resource before any commitment from any party for the planned fund raising in the near future would accelerate the growth of the Company, but at present, the Management considers the current gearing and financial leverage that has been employed to finance the operation with net current asset and a below-one lower debt/asset ratio is reasonable in line with the level of business activities of the Company.


Results of Operations

        For the quarter ended September 30, 2005 and 2004, the Company showed a slight increase in profit margin in line with the increased sales of the Company. The Management consider the business operations in the quarter follows the same line of business as in the same quarter in Year 2005.

The Company is now developing various new products and has exerted management effort to strategically plan to explore new market with new product line for next customers in Year 2007.


NEED FOR ADDITIONAL FINANCING

  The Company will require additional capital in order to expand its operations and/or complete acquisitions subsequent to the Share Exchange. The Share Exchange provided that certain shareholders of the Company place 2,379,184 shares of common stock held by them into escrow, pending completion of a private placement of the Company's securities in which a minimum of $5,000,000 in gross proceeds is raised. In the event the Financing is not completed, the 2,379,184 shares of common stock in escrow will be canceled.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES

The Company has increased its authorized capital from 25,000,000 shares of common stock to 200,000,000 shares of common stock and it has further issued to the shareholders of Polara Global Limited, a British Virgin Islands international business company, an aggregate of 73,834,000 shares of the Company's common stock, constituting ninety-five percent (95%) of the COmpany's total issued and outstanding common stock as of the closing date of July 31, 2006.


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

Date: November  14, 2006

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