Form 10KSB
period 2006-12-31
NEW FIBER CLOTH TECHNOLOGY INC
filed 2007-05-01
CIK 1107564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30021

NEW FIBER CLOTH TECHNOLOGY, INC.
(Exact name of Registrant as specified in its charter)

Nevada	84-1492104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 461029, Glendale, CO 80246

(Address of principal executive offices) (Zip code)

Registrant’s Telephone Number: (303) 394-1187

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.             Yes ☐                                     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.                                                                                      Yes ☐                                     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                                     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

808277.1 1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                Accelerated filer ☐                                           Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             Yes ☐                                        No ☒

The registrant's Common Stock have no market value because the registrant is not a public company and there is no public market for the Common Stock.  Accordingly, the shares of Common Stock are valued at its par value of $0.001 per share.  As of December 31, 2006, nonaffiliates hold 29, 268,400 shares of registrant's Common Stock with the aggregate value of approximately $29,268.40.

The number of shares outstanding of  the registrant’s Common Stock, as of December 31, 2006, is 75,340,816 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

808277.1 2

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

808277.1 3

NEW FIBER CLOTH TECHNOLOGY, INC.

PO BOX 461029    ●     GLENDALE, CO 80246

TELEPHONE: (303) 394-1187

PART I

Item 1.  Business

New Fiber Cloth Technology, Inc. (the “Company,” "Registrant," “we,” “our,” or  “us”) was incorporated under the laws of the State of Nevada on March 2, 1999 under its former name, Park Hill Capital III Corp.  The Company entered into a certain Share Exchange Agreement dated January 26, 2006  (the “Share Exchange Agreement”) with Deborah A. Salerno, Frank L. Kramer, John P. O'Shea (the “Park Hill Controlling Shareholders”), Polara Global Limited, a British Virgin Islands international business company (“Polara”), each of the Polara Global Limited shareholders (the “Polara Global Limited Shareholders”), and WuJiang DeYi Fashions Clothes Company Limited, a People's Republic of China limited liability company (“DeYi”), pursuant to which the Registrant agreed to acquire all of the outstanding capital stock and other equity interests of Polara Global Limited from the Polar Global Limited Shareholders by issuing 73,834,000 shares of the Registrant's Common Stock (the “Exchange Shares”) as consideration on the terms and subject to the conditions set forth in the Share Exchange Agreement (the “Share Exchange”).  The Company filed a report on Form 8-K on February 1, 2006, describing the material terms of the Share Exchange.  On July 31, 2006, the Company closed the Share Exchange and the Company's name was changed to New Fiber Cloth Technology, Inc.

Upon the consummation of  the Share Exchange, Polara became the Company's wholly- owned subsidiary.  Polara owns 100% of the membership interests of DeYi. DeYi, organized in 2000, is a textile manufacturing company located in the People's Republic of China.  DeYi manufactures a variety of products using polyester, cotton, nylon viscose, acetate, cupro and other materials.

Up until the Share Exchange, our only activities had been organizational ones, directed at developing our business plan and raising the initial capital for the Company. We had not commenced any commercial operations, nor had we employed any full-time employees.  We did not own any real estate.

Our business plan prior to the Share Exchange was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. Our search was directed towards small and medium-sized enterprises which had a desire to become public corporations and which were able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Archipelago Stock Exchange.

Now that we have consummated the Share Exchange, we will be principally engaged in the holding of investments.  Our wholly owned subsidiary, Polara, will in turn function as a holding company for DeYi, our operating arm, and any other subsidiaries that we may later acquire.

Effect of Existing or Probable Governmental Laws and Regulations on Business

1. Sarbanes-Oxley Act.  The Sarbanes-Oxley Act of 2002 imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders.  Many of these requirements will affect us.  For example:

     -    Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     -    Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     -    We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Act and the new regulations promulgated thereunder.  We will continue to monitor our compliance with

808277.1 4

all future regulations that are adopted under the Sarbanes- Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

2. Reporting Obligations.  Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to shareholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission, and will be required to timely disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business, and bankruptcy) in a current report on Form 8-K.

3. Regulation of Penny Stocks.  Our securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).

For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our Shareholders to sell their securities in any market that might develop therefrom.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.”  Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended.  Because our securities may constitute “penny stocks” within the meaning of the rules, the rules may apply to us and our securities.  The rules may further affect the ability of our Shareholders to sell their Shares in any market that might develop for those securities.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

POLARA GLOBAL LIMITED

Polara was incorporated in the British Virgin Islands on August 29, 2001 under the International Business Companies Act, British Virgin Islands.  Prior to the Share Exchange, Polara functioned as the holding company for the membership interests in DeYi.  Polara will still principally function as a holding company for 100% of the membership interests in DeYi now that the Share Exchange has been consummated.

To the knowledge of our management and based upon a review of the stock ledger maintained by our transfer agent and registrar, the following table sets forth the beneficial ownership of persons who owned Polara Common Stock before the closing of the Share Exchange, such computations being based upon the 50,000 shares of Polara Common Stock:

808277.1 5

Name	Shares Owned	Percentage of Polara Common Stock
Yao DeRong	15,000	30.00%
Itochu Textile Materials (Asia) Limited	12,200	24.40%
Yao YunZhen	4,000	8.00%
Yao YunHong	4,000	8.00%
Ren WeiRong	4,000	8.00%
Tang ShengLi	4,000	8.00%
Realty Century Management Ltd	1,000	2.00%
Good Result Investment Co. Ltd	1,000	2.00%
Ye GenZhen	1,000	2.00%
Gain For Success Enterprises Ltd	1,000	2.00%
Sheng MeiZhen	1,000	2.00%
Ma Binliang	900	1.80%
Ma Wenying	900	1.80%

WUJIANG DEYI

DeYi, a People’s Republic of China (“China”) textile company, with its headquarters located in Wujiang City, Jiangsu Province, is principally engaged in the manufacture and sale of finished fabrics targeted for sale towards the middle to high-end overseas (including the United States, Europe, Hong Kong, Japan and the Middle East) and Chinese markets.  The company’s products are used for manufacturing men’s and women’s fashions (including outer garments, eider down wear, trousers, windbreakers, multi-functional clothes and jackets and sleepwear).

DeYi was founded by Yao DeRong in 2000 with the financial support from Itochu Corporation (“Itochu”), a multinational conglomerate headquartered in Osaka, Japan.  Itochu has been ranked by Forbes Magazine as the 18th largest corporation in the world, with more than 180 offices and almost 1,000 subsidiaries or associated companies in over 80 countries.  Itochu’s operations cover a broad spectrum of industries ranging from textiles, automobile and industrial machinery, aerospace, information technology, electronics, multimedia, metals & minerals, energy and chemical, food, forest products, general merchandise, finance, realty, insurance and logistics services.

Polara, which is now wholly owned by us, holds one hundred percent (100%) of DeYi.  Itochu Textile Materials (Asia) Limited (“Itochu Asia”) held 5,000 shares of Polara Common Stock prior to our Stock Exchange and currently holds 7,383,400 shares of our Common Stock.  Although Itochu Asia will not be involved in the active management of DeYi, it has acted as a consultant for DeYi in the past.  Moreover, Itochu is one of DeYi’s largest customers and also provides raw material in relation to production of cuprammonium fabrics to DeYi.

In addition to manufacturing and selling finished woven fabrics, DeYi provides fabric-processing services to Chinese garment manufacturers.  DeYi’s production processes and capabilities include research and development, weaving, dyeing and setting, cloth finishing and calendaring.  DeYi’s range of processing capabilities allows the company to meet customer specifications and requirements with a wide variety of finished woven fabrics.

DeYi has an established and diversified network of customers within China.  Additionally, DeYi has successfully penetrated the United States, Europe, Hong Kong and Japan markets, and has also established  business relationships with high profile clientele in those markets.  With the assistance of Itochu, DeYi successfully became the exclusive manufacturer of cuprammonium fabric for Asahi Kasei Corporation, Japan.

DeYi maintains stringent and comprehensive quality control procedures throughout the production process, from the purchase of superior raw materials through product packaging.  The following certifications, awards and accreditations have been obtained by Deyi since its incorporation:

Accreditation	Organization	Date
ISO 9001/ANSI/ASQ Q9001	SGS International Certificate Services, Inc.	September 2002
ISO 14001:1996	SGS International Certificate Services, Inc.	March 2003

808277.1 6

Quality Management Trustworthy Enterprise	China Light Industry Products Quality Guarantee Center (CQGC)	January 2004
Confidence in textiles certificate (Oeko-Tex Standard 100)- Fabrics made of 100% polyester and polyester/cotton, mixtures, dyed, printed and finished.	Zurich Institute of the International Association for Research and Testing in the Field of Textile Ecology	March 2004
Confidence in textiles certificate (Oeko-Tex Standard 100)- Woven fabrics made of 100% cotton, dyed in a limited range of 12 dyestuffs (excluding the color black) and finished.	Zurich Institute of the International Association for Research and Testing in the Field of Textile Ecology	March 2004

Product	Award	Organization	Date of award
Deyi fashion cloths	Golden award	China International Patent & Brand Expo	August 2003
Deyi cloths - cuprammonium fabric	Famous brand certificate in Suzhou	Su Zhou Famous Brand Cognizance Committee	December 2003
Deyi fashion cloths	Quality assurance certificate	China Light Industry Products Quality Guarantee Center (CQGC)	January 2004
Deyi fashion cloths	Golden award	China International Patent & Brand Expo	May 2004
Deyi cloths - cuprammonium fabric	Hi-tech product award	Science and Technology Bureau, Jiangsu Province, China	December 2005

Award	Organization	Date of award
Enterprise with good quality management and reputation	China Light Industry Products Quality Assurance Centre	January 2004
Grade A Contract-abiding Trustworthy Enterprise	People’s Government of Wu Jiang City	2004

Top 100 Focal Enterprise in Wu Jiang City in 2004	People’s Government of Wu Jiang City	February 2005

DeYi currently owns one production plant.   Its production plant in Wujian, Suzhou has a gross floor area of 30,127 square meters and is operated by three shifts for 24 hours per day, almost 350 days a year. DeYi is currently in the process of expanding the production plant from one to three storeys and once this expansion is completed in August 2006, the gross floor area will increase by 10,000 square meters.  A summary of the actual annual production of this plant and the estimated maximum annual production after completion of the plant’s expansion follows:

Product type	Actual annual production in 2005	Maximum annual production after completion of expansion
Sumitomo Corporation (Shanghai) Ltd
Lion Apparel
Quiksilver - www.quiksiver.com.cn
C & A
Redman S.R.L.
BEBE SPORT
REIMA
Cecile Co., Ltd.

Effect of Existing or Probable Governmental Laws and Regulations on Business

Environmental Regulations.  Under the prevailing laws and regulations in China, any enterprise that discharges sewage into water is required to register with the relevant environmental protection authorities in regards to the enterprise’s sewage discharging facilities and sewage treatment facilities, and is also required to provide information on sewage disposal and the measures taken to prevent water pollution. Moreover, such an enterprise is required to pay fees for the discharge of sewage into water. In cases where the level of sewage exceeds the standard promulgated by the relevant authorities, penalties are imposed.

Furthermore, new construction projects, expansion or reconstruction projects that discharge pollutants into the air must comply with the government’s regulations on environmental protection for such projects. Organizations that discharge pollutants into air must adhere to a reporting requirement and must also pay a discharge fee.  In cases where the level of air pollution exceeds the standard promulgated by the relevant authorities, penalties are imposed.

DeYi places significant emphasis on environmental protection. It currently produces 4,000 tons of sewage per day which is processed by its self-owned second level sewage treatment system, before the sewage is transferred to the government operated Shengze Town composite sewage processing plant for further processing.

Research and Development

DeYi has a research and development team of approximately 35 members. Most employees of the research and development (“R&D”) team have obtained either diplomas or bachelor degrees and have years of experience in the textile industry. The research and development team keeps abreast of the latest market information through its sales network and develops products with different texture and style to cater for the latest market trends. Apart from developing new products, the R&D team also conduct research to improve the quality and the production techniques of its existing products.

To strengthen its R&D capability, DeYi has since the second half of 2004 engaged Italian and Japanese industry experts as its consultants. It also cooperates with China Textile Technology Institute and Shanghai Donghua University, both in China,  for the development of new products, and improvement of product quality.

808277.1 7

After years’ efforts, DeYi’s R&D team successfully invented two post-processing techniques, the details of which are set out in the section headed “DeYi’s Intellectual Property Rights” of this Form.

Raw Materials

Raw materials used by us comprise principally various types of yarns, raw fabrics, dyeing chemicals and fabrics processing chemicals. Except raw fabrics, dyeing chemicals and fabrics processing chemicals for the production of cuprammonium fabrics, which are acquired from Itochu, and raw materials for production of viscose lining, which are supplied by ENKA in Germany, raw materials are acquired in the PRC.

Before placing a purchase order for raw materials, we select suppliers on the basis of price quotation and quality of the raw materials. Save for the specialized materials supplied by Itochu and ENKA, all raw materials used in the Group’s production are readily available in the market. To maintain flexibility in obtaining raw materials of good quality at a competitive price, we have not entered into long-term supply contracts with its suppliers. However, we have not experienced any difficulties in the sourcing of raw materials or any shortage of raw materials that have affected its production materially.

DeYi generally commences production after receiving a sales order. Raw materials will then be purchased from suppliers. In order to satisfy urgent orders from customers, it keeps stocks of popular products and raw materials.

Marketing and Distribution

The Group has sales offices in Shanghai, Beijing and Guangzhou with approximately 20 employees. They are responsible for (i) promoting the Group’s products; (ii) soliciting purchase orders from customers; and (iii) liaising with customers to ensure our ability to meet the latest market needs. Regular visits and telephone communications are made to its customers. Business meetings with major customers are held frequently in order to formulate the production and sales plan.

The Group also participates in international fabric shows organized by Interstoff (www.interstoff.com) held in Paris, Shanghai and Hong Kong on a regular basis to promote its products and obtain purchase orders. Advertisements are also placed in textile industry websites and in the form of outdoor billboards.

DeYi owns an export right but its export sales are mainly conducted and settled through an import and export company located in Nanjing since this arrangement allows DeYi to get instant tax rebate.

Employees and Labor Relations

As of July 31, 2006, we have approximately 550 employees, all of them are full-time staff working in the following departments:

Position	Number of employees
Management	40
Technical and research and development staff (including engineers)	30
Sales and marketing	30
Production	450
550

DeYi’s employees are members of a union, which is responsible for negotiating with DeYi terms of employment and compensation benefits of its members.  DeYi has not experienced any difficulties with the union in the past.  DeYi is subject to certain national and local safety and health, employment and environmental laws, regulations and ordinances that apply to manufacturing businesses generally. It provide dormitory to those employees who are willing to stay in such dormitory.  DeYi pays approximately 2% of the worker's monthly wage for social security (including but not limited to health and retirement benefits). We have not made, and do not anticipate making material expenditures with respect to such regulations.

We believe that DeYi has a good relationship with all of its employees.

808277.1 8

Item 1A.  Risk Factors

You should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our Common Stock.  Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our Common Stock may decline and you may lose all or part of your investment.  We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

Risks Related to Business

Fluctuations in the price of raw materials or shortages of supply could adversely affect our business.

Although we have not experienced any significant price fluctuations for our major raw materials in the past, there is no assurance that such major raw materials will be supplied in an adequate quantity to meet our production needs or that they will not be subject to significant price fluctuations in the future. The market prices of such raw materials may experience significant upward adjustment if, for instance, there is a material shortage of these materials in the market.

We have a limited operating history.

We have a limited operating history.  DeYi was founded in 2000. Although DeYi has been operating at a profit, there can be no assurance that we will be able to continue to meet our business objectives, or that we will continue to operate at a profit.  Furthermore, as a holding company, we have significant limitations on access to cash flow from our holding of Polara, which in turn holds DeYi.  We are a holding company that has no significant business operations or assets other than our interest in Polara. Accordingly, we must rely entirely upon distributions of DeYi and then Polara to generate the funds necessary to meet our obligations and other cash flow needs, including funds necessary for our working capital and compliance fees. Each of DeYi and Polara is a separate and distinct legal entity that has no contingent or other obligation to make any funds available to us, whether by dividends, loans or other payments. Any failure to receive distributions from Polara or DeYi would restrict our ability to pay dividends on our shares, prevent us from having the funds necessary to operate as a public company, and could otherwise have an adverse effect on our operations.

One stockholder’s immediate family has majority control over our Company's voting stock, which will allow him to influence the outcome of matters submitted to stockholders for approval.

Upon the Share Exchange, Yao DeRong, our Chairman of the Board, controlled approximately 30.40% of the combined voting power of our Common Stock.  Yao DeRong’s immediate family, including Ren WeiRong, son-in-law, Tang ShengLi, son-in-law, Yao YunZhen, daughter, and Yao YunHong, daughter, together own approximately 58.90% of our issued Common Stock. As a result, Mr. Yao DeRong can exercise substantial influence over our affairs and outcome of matters submitted to stockholders for approval.

We rely on skilled labor.

Our production process relies, to a certain extent, on skilled labor.  This skilled staff may only give short-term notice when they decide to leave us.  If we fail to recruit suitable replacement staff in a timely manner, this may have an adverse impact on our production process.

We rely on key management and officers.

Our success is dependent upon the talents and efforts of a small number of key management personnel including Yao DeRong, our Chairman, Rei WeiRong, our Assistant General Manger, and Parker Seto, our Chief Financial Controller.  The loss of such management personnel could have an adverse effect on our business.

We rely on production facilities in China.

All of our  production facilities are located in China. Any significant interruption of production in these facilities arising from a change in government regulations, a breakdown in production lines, an interruption to the supply of electricity or water, any fires, or other accidents and calamities will have an adverse impact on our business.

808277.1 9

Our industry is highly competitive and our success depends on our ability to compete effectively.

The textile industry is highly competitive.  Our competitors include both domestic and foreign companies, a number of which are larger in size, have significantly greater financial resources and, in the case of some competitors, lower labor costs than we do. Competition in the form of imported textile and apparel products, pricing strategies of domestic competitors and the proliferation of newly styled fabrics competing for fashion acceptance affect our business environment. The primary competitive factors in the textile industry include price, product styling and differentiation, quality, flexibility of production and finishing, delivery time and customer service. The needs of particular customers and the characteristics of particular products determine the importance of these factors. To the extent that one or more of our competitors gains an advantage with respect to any key competitive factor, our business could be materially adversely affected.

We have several customers that account for a large portion of our net sales. The loss of, or significant decline in our sales to, any of our large customers could adversely affect our business.

We do not operate under a long-term supply contract with any of our customers. The loss of any of our large customers could have a material adverse effect on our net sales.

If we are unable to fund our capital expenditure requirements, we may fail to remain competitive.

The textile manufacturing industry is capital intensive. Accordingly, to maintain our competitive position, we must continually modernize our manufacturing processes, plants and equipment. We expect to invest approximately $5 million during the next few years in capital improvements designed to:

•	properly maintain our facilities;

•	reduce manufacturing costs;

•	expand manufacturing capacity;

•	enhance manufacturing flexibility; and

•	improve product quality and responsiveness to customers.

We expect to finance our capital improvements with cash from our Private Placement Offering. To the extent these sources of funds are insufficient to meet our ongoing capital improvement requirements, we would need to seek alternative sources of financing or curtail or delay capital spending plans. We cannot guarantee that we can obtain financing when needed or on terms acceptable to us. If we fail to make capital improvements necessary to continue modernizing our manufacturing operations and reduce costs, our competitive position may suffer.

If we fail to identify fashion trends, we could lose market position and our financial performance could be negatively impacted.

The success of many of our products depends upon early identification of consumer preferences for fabric designs, colors and styles. A failure on our part to identify fashion trends in time to introduce products and fabrics consistent with those trends could have an adverse effect on acceptance of our products by consumers and a corresponding adverse effect on our results of operations due to costs associated with failed product introductions and reduced sales.

Infringement of our trademark may adversely affect us.

Our operating arm, DeYi, uses certain trademarks to market and sell its products.  Trademark infringement in China is a significant problem and concern for us. Although there are indications that the Chinese government has been tightening its control over intellectual property rights infringement in its major cities and although we are not aware of any material infringement of DeYi’s trademarks, any significant or uncontrolled infringement could have a material adverse effect on our reputation and on our business and operating results.

808277.1 10

The war in Iraq and any future armed conflict or terrorist activities may adversely affect the U.S. economy and our business.

The U.S. and other countries have been engaged in a war in Iraq. The military action in Iraq could escalate geographically or prompt terrorist attacks against the U.S. or other countries. The war in Iraq and any future armed conflict or terrorist activities in the U.S. or abroad and any consequent actions on the part of the U.S. government and others, including further military action, may adversely affect general economic conditions in the U.S. and other countries. Further deterioration of prevailing economic conditions in the U.S. could reduce demand for our products.

Risks Related to China

Our business is subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in China.

Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.  Changes in China's policies, laws and regulations or in its interpretation or its imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could even result in the total loss of our investment in China and in the total loss of your investment.

If relations between the United States and China worsen, our stock price may decrease and we may have difficulty accessing U.S. capital markets.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could adversely affect the market price of our Common Stock and our ability to access U.S. capital markets.

It may be difficult to serve us with legal process or enforce judgments against our management or DeYi.

All or a substantial portion of our assets are located in China. In addition, all of our directors and officers are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons. Moreover, there is doubt as to whether the courts of China would enforce:

• Judgments of United States courts against us, our directors or our officers based on the civil liability provisions of the securities laws of the United States or any state; or

• In original actions brought in China, liabilities against non-residents or us based upon the securities laws of the United States or any state.

The Chinese government could change its policies toward private enterprise or even nationalize or expropriate it, which could result in the total loss of our investment in that country.

The Chinese legal system is not fully developed and has inherent uncertainties that could limit the legal protections available to you.

The Chinese legal system is a system based on written statutes and their interpretation by the Supreme People's Court. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. Two examples are the promulgation of the Contract Law of China to unify the various economic contract laws into a single code, which went into effect on October 1, 1999, and the Securities Law of China, which went into effect on July 1, 1999. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and their non-binding nature, interpretation and enforcement of these laws and regulations involve uncertainties. In addition, as the Chinese legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on our business operations.

808277.1 11

We may experience lengthy delays in resolution of legal disputes.

As China has not fully developed a dispute resolution mechanism similar to the Western court system, dispute resolution with Chinese customers over contracts can be difficult and there is no assurance that any dispute involving our business in China can be resolved expeditiously and satisfactorily.

Any adverse changes in China’s tax legislation may effect our profitability.

Under the applicable tax laws, regulations and notices in China, DeYi is subject to income taxation at a preferential rate of twenty-four percent (24%). If there are any adverse changes in the regulatory regime of China’s tax legislation or if the tax provisions turn out to be inadequate to meet our actual tax liabilities, our profitability may be adversely affected.

We rely, to a certain extent, on the Chinese market

Sales in China represent a significant portion of our Company’s total sales.  Accordingly, any changes in China’s demand for our products, as well as any changes in China’s economic, political and social conditions, legal and regulatory requirements, and taxation treatment will impact us.  There is no assurance that such changes will not affect our performance and the profitability of our Company.

Currency conversion in China and fluctuations in exchange rates pose a risk to our business.

We currently receive a substantial amount of our revenue and make substantially all of our payments in RMB. The existing foreign exchange regulations have significantly reduced foreign exchange controls of transactions, including trade and service related foreign exchange transactions and payment of dividends. Although the Chinese government has publicly stated that it intends to make the RMB freely convertible in the future, we cannot predict whether the Chinese government will continue its existing foreign exchange policy or when the Chinese government will allow free conversion of RMB to foreign currencies. Additionally, foreign exchange transactions continue to be subject to foreign exchange controls and require the prior approvals of the State Administration of Foreign Exchange of China. Since 1994, the conversion of RMB into USD has been based on the exchange rates published by the People’s Bank of China from time to time. Fluctuation in exchange rates may adversely affect the value, translated or converted into USD, of our net assets, earnings and financial position.

We may be adversely affected by changes in China’s legal, political, economic, and social landscape.

Since 1978, the Chinese government has been undergoing a series of political and economic reforms.  Such reforms have resulted in significant economic growth and social progress and many of the reforms are expected to be refined and improved. In the past 20 years, the Chinese government has implemented economic reforms for the purpose of transforming China from a planned economy to a market economy with socialist characteristics. These reforms have resulted in a more significant role played by market forces in the allocation of resources, and enterprises have been given greater autonomy in their operations. However, many of the regulations implemented by the Chinese government are still in their initial stages of development and may be subject to further refinement and revision aimed at optimizing the overall economic system of China. Other political and social factors may also lead to further readjustment and refinement of reform measures.  Therefore, there can be no assurance that such economic, political or social reforms will have a favorable effect on our operations. Moreover, changes in China’s legal, political, economic and social landscape may have an adverse effect on us.

We must comply with numerous environmental laws and regulations, which could involve substantial costs.  If we fail to comply, we may have to pay large penalties.

China has been tightening its environmental regulations. As a result of China’s admission to the WTO, it is possible that China will adopt increasingly stringent environmental regulations to keep in line with other developed countries.  We must comply with various laws and regulations limiting, among other things, the discharge of pollutants and the storage, handling and disposal of a variety of substances, including some substances that contain constituents considered hazardous under environmental laws. Our dyeing and finishing operations result in the discharge of substantial quantities of wastewater and emissions to the atmosphere.  We have never breached the relevant environmental protection laws and regulations since DeYi’s establishment. However, there is no assurance that we would be able to comply with the relevant regulations should the Chinese government impose stricter environmental protection standards and regulations in

808277.1 12

the future.  We cannot assure you that our environmental liabilities and costs will not increase materially in the future and have a material adverse effect on our cash flow.

China’s Admission into the WTO may make it difficult for our products to compete effectively against overseas competitors.

China became a member of the WTO on December 11, 2001.  After the Agreement on Textiles and Clothing (ATC) expired on January 1, 2005, all quotas on textiles and clothing imposed on members of the WTO have been abolished.  The expiration of the ATC has attracted more overseas textile manufacturers and producers to import into China and hence, has increased competition from overseas competitors.  This increase in competition has the potential to adversely affect our business.

Future problems or strains in China’s Trade Relations with the European Union and the United States may impact our sales and profitability.

The increase in the number of imports from China has triggered recent trade disputes between China and the European Union, and China and the U.S.  The disputes have resulted in calls by the textile and apparel producers in Europe and the U.S. for the imposition of safeguard measures and new trade barriers against China’s textile industry. Under the global trade rules, the European Union and the U.S. could restrict growth in Chinese imports to 7.5% a year until 2008. The impact on China’s textile industry under the proposed investigations and re-imposition of quotas by the European Union and the U.S. is still uncertain. The possible imposition of additional safeguard measures and quotas towards the Chinese textile industry may have an adverse impact on our sales and profitability.

Risks Related to Securities

New legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies. Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the Securities and Exchange Commission that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.

While we believe we have adequate internal control over financial reporting, we are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. Any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of Common Stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with this annual report on Form 10-K for the fiscal year ended December 31, 2006, we will be furnish a report by management on our internal control over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment will include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. This report will also contain a statement that our auditors have issued an attestation report on our management's assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management's assessment of the effectiveness of internal control over financial reporting under Section 404.

While we believe our internal control over financial reporting is effective, we are still compiling the system and processing documentation and performing the evaluation needed to comply with Section 404, which is both costly and challenging. We cannot be certain that we will be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2006 (or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on the effectiveness of our internal

808277.1 13

controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

You may lose your entire investment in our shares.

An investment in our Common Stock is highly speculative and may result in the loss of your entire investment. Only investors who are experienced investors in high risk investments and who can afford to lose their entire investment should consider an investment in us.

There is no trading market for our securities.

Our Common Stock is not quoted for trading on any stock exchange or the National Association of Securities Dealers over-the-counter bulletin board, and there is currently no trading market for our Common Stock. There can be no assurance that an active market will develop or be sustained. The lack of an active public market for our Common Stock could have a material adverse effect on the price and liquidity of the common shares.

Our officers and directors beneficially own approximately 59.28% of our issued and outstanding Common Stock, which may limit your ability to influence corporate matters.

As of July 31, 2006, our other officers and directors, collectively, as a group, beneficially owned 46,072,416 shares of our Common Stock (approximately 59.28%). These shareholders could control the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these shareholders may conflict with the interests of our other shareholders.

Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

Broker-dealers may be discouraged from effecting transactions in our Common Shares because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are considered penny stock. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

A broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the United States Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

In the event that your investment in our shares is for the purpose of deriving dividend income or in expectation of an increase in market price of our shares from the declaration and payment of dividends, your investment will be compromised because we do not intend to pay dividends.

808277.1 14

We have never paid a dividend to our shareholders, and we intend to retain our cash for the continued development of our business. We do not intend to pay cash dividends on our Common Stock in the foreseeable future. As a result, your return on investment will be solely determined by your ability to sell your shares in a secondary market.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company currently maintains a mailing address at P.O. Box 461029, Glendale, CO 80246. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (303) 394-1187.

DeYi currently owns one production plant that is located in Wujian, Suzhou, China, with a gross floor area of 30,127 square meters, and leases another production plant located in the same city.  DeYi leases its second production facility in Wujian from Wujian De Long Clothing Materials Co., Ltd., a company entirely owned by our Chief Executive Officer and principal shareholder Yao, DeRong.  Pursuant to the terms of the land lease agreement dated September 14, 2000, the 21,298.20 square meters land use right was leased to DeYi for a period of 50 years in consideration of RMB $30,315.18 rent per year. DeYi also leases sales offices in Shanghai, Beijing and Guangzhou.

The Company considers the properties owned or leased by it and its subsidiaries to be suitable and adequate for its respective business operations.

Item 3.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of securities holders during the fourth quarter of 2006.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During the period covered by this report, the Registrant did not sell any equity securities that were not registered under the Securities Act.

Item 6.  Selected Financial Data

The following selected consolidated statement of operations data for each of the years in the five-year period ended December 31, 2006 and the consolidated balance sheet data as of year-end for each of the years in the five-year period ended December 31, 2006 were derived from the audited consolidated financial statements except for the data as of and for the year ending December 31, 2002.  Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements which begins on page F-1 of this Form 10-K and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

808277.1 15

Consolidated Statement of Operations	Years Ended December 31,
	2006	2005	2004	2003	2002

	(in thousands)

Net sales	$45,028	$35,978	$30,169	$13,883	$27,913

Cost of sales	(39,076)	(30,394)	(24,645)	(13,077)	(22,921)

Gross profit	$5,952	$5,584	$5,524	$4,992	$807

Administrative and other operating expenses	(1,240)	(1,310)	(1,463)	(735)	(595)

Income from operations	$4,712	$4,274	$4,061	$4,257	$212

Interest expenses	(679)	(419)	(109)	(187)	(43)
Other income/(expenses)	1,226	1,153	213	(8)	126

Income before taxes	$5,259	$5,008	$4,165	$4,062	$295

Non-operating expenses..	(8)	-	-	-	-
Income taxes	(664)	(628)	-	-	-

Income after taxes	$4,586	$4,381	$4,165	$4,062	$295

Minority interests	-	(910)	(1,029)	-	-

Net income	$4,586	$3,471	$3,135	$4,062	$295

	As of December 31,

Consolidated Balance Sheets	2006	2005	2004	2003	2002

Current Assets	$ 40,081	$ 20,998	$ 16,987	$ 13,762	$ 6,065
Total Assets	50,448	36,386	27,538	23,272	11,852
Current Liabilities	30,351	21,516	15,086	13,718	10,438
Total Liabilities	30,351	21,516	15,123	13,718	10,438
Total Stockholders' Equity	20,097	14,870	8,888	9,554	1,415

808277.1 16

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operation and Financial Review

The Company has completed a recapitalization transaction with Polara Global Limited in Year 2006 and our Group consists of the Polara Global Limited which is incorporated in the British Virgin Islands as the holding vehicle for the major operating subsidiary in China, Deyi Fabric Factory The principal activities of the Group is the manufactures, dyes and sells fashion clothes materials. The products are distributed in Asia, Europe, North America, Australia and Africa.

There is no change in the business of the Group in Year 2006.  There is 25% increase in the sales revenue of the Group in Year 2006 compared to Year 2005. However, the gross margin has been reduced 15.5% in Year 2005 to 13.2% in Year 2006.  The Management considers that the very slight decrease in gross margin is part of the result of fierce competition in the industry especially after the liberalization of textile quota restriction.  The increase in its business segment of income derived from Asia about 5% more than that in Year 2006 is an expected trend of the above stated market situation.  The positive effect on slight increase in such geographical segment sales has made the Selling expense per Dollar sales being reduced from $0.0189 to $0.0139, representing a 36% saving in Selling and marketing cost that improves the cost-efficiency of the Group’s business marketing activities.

There is no significant change in the Company’s Administrative expenses as there is no significant change in the Management structure and number of staffs of the Group in our operating subsidiary in Wujiang city in China..

The Group has achieved a Revenue of $45,027,749 for year ended December 31, 2006 compared to $35,978,461 in year 2005, that represents a 25% increase whereas the gross profits for the relevant periods are $5,951,729 vs. $5,584,494 respectively, representing an increase of 6%.   The Management is delighted that our strategy in focusing in Asia as an expanded production centre for garment in the world which provides the opportunity for achieving an economic-of-scale for upward revenue and profit growth in the most cost-efficient way is proven to be a success.

The Group has completed its restructuring and hence the reverse acquisition in Year 2006. The reverse acquisition exercise completed has provided a way for the Management to go to the United States Capital market which the Management is now contemplating for such financing exercise in the Year 2007.

There has been many marketing effort that has been exerted by the Group for its Europe and United States customers for Year ended December 31, 2006.  The Company has been successfully negotiated for being on the designated supplier’s list of certain textile material for the manufacturers of ‘Adidas’ brand shirts which is a benchmark for the quality of products our Group is offering in the market.  We are now in the preliminary stage of test-production and expect to grow with more purchase orders in this newly-developed market in Year 2007.

  In addition, the Group has been in discussion with the Textile Institute of Hong Kong Polytechnic University, one of the leading institution in Asia, for the application of its patented ‘Nano-technology’ in cloth dyeing that is water-resistant, which we targets for the application of such advanced technology in our textile product would provide a new market segment for our product distribution.  The Group plans to go into a more in-depth testing and implementation of such product as one of its new product line to be offered in market in Year 2007.

  The Management is of the view that while maintaining the current product mix with the current market mix that provides a stable income base for the Group, it is also important for the Group to plan for new product lines targeting for a higher margin that will contribute more profit and diversified grade of products to the Group, which would then mitigate the risk of any intensive competition of current product lines of the Company that may cause downward trend to the profit margin to the Company in future.

Financial Resources and Liquidity

In Year 2006, the total asset of the Group has grown to $50,447,681 compared to $36,385,839,

representing an increase of about 38%.   However, the debt ratio has no significant change between Year 2006 and 2005 (60.16% in Year 2006 vs. 59.13% in Year 2005) as there is no significant change in capital structure of the Group and its credit policy.

The Company has a net operating cash deficiency of $1,685,043 in Year 2006 vs. an positive balance of operating net cash flow from operating activities of $439,246 in Year 2005. This is due to the receivables being granted to

808277.1 17

various customers in the course of business in light of the increased sales we have achieved.   The Management has consistently monitored the credit level granted to various customers periodically to minimize the risk of over-extension o of credit.  The average receivable collection days are 169 days in Year 2006 vs. 82 days in Year 2005.  However, the inventory turnover days is about 29 days in Year 2006 vs. 48 days in Year 2006 which the turnaround of inventory has been accelerated more than 70% in Year 2006.  The Payable days due to suppliers have been slighted increased from 62 days in Year 2005 to 70 days in Year 2006.  The total number of days lapsed for operating cash flow has been 103 days of operating cash received behind operating cash payment in Year 2006 vs. 36 days of operating cash received ahead of payment in Year 2005 has made an operating cash deficiency in Year 2006.

As indicated above, such temporary shortfall in operating cash flow due to the expansion of business has been covered by the increase in net cash flow from investing activities of $3,275,517 of proceeds from notes receivables from Note issuers who are its customers also in Year 2006 that result in a net cash inflow from investing activities of $2,513,889 in Year 2006 compared to a net cash outflow of investing activities of ($7,516,278) in Year 2005, the quality of notes receivables from customers are evaluated periodically that balance between the risk of bad debt against the increased purchase orders to be placed by these customers.

The Group’ s business policy of market expansion with prudent evaluation is supported by our principal bankers whom have granted about $6 Millions of Notes payables that finance the operating of the Company.   All such notes payable are at an interest rate lower than the gross margin and even the net profit margin of 10%

The Management would continue look for any good business opportunities that would further leverage the current financial strength and the management advantages of the Group to further foster the business and enhancing the return to our shareholders with a well-balance risk-and-reward business policy.

Pursuant to the terms as set forth in the Share Exchange Agreement for the transaction, if there is no financing of $5,000,000 within 120-days after the close of the Share exchange transaction, the Park Hill Controlling shareholders pre-recapitalization would have its aggregate shareholding from 5% post-recapitalization to 2%.  Finally, there is a cancellation of 2,379,184 shares of Common Stock has been credited to the additional paid-in  capital of the Company as effected according to the above arrangement because there is no Financing exercise of $5,000,000 or more has occurred within the 120-day period after the Closing of Share Exchange when the said 120-day period ends before December 31, 2006

The Management considers the said cancellation of capital stock of the Company has no effect on its financial resources and liquidity position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company's Common Stock is not quoted for trading on any stock exchange or the National Association of Securities Dealers over-the-counter bulletin board, and there is currently no trading market for the Company's Common Stock.  As such, the Company does not perceive any market risks on its securities.

Item 8.  Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements as of December 31, 2006, sections entitled “Report of Independent Registered Public Accounting Firm,” "Consolidated Balance Sheets," "Consolidated Statements of Income," Consolidated Statements of Stockholder's Equity," Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" begins on page F-1 of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The necessary disclosures required  upon a change in the Company's Certifying Accountant were made pursuant to the Company's Form 8-K/A dated on April 25, 2007, which is filed as Exhibit 99.1 of this report.

808277.1 18

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006, at the reasonable assurance level.  The Company's management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the financial position, results of operation and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Executive Officers

         Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board.  The following table and information that follows sets forth the names, ages and positions of the directors and officers of the Registrant:

Name and Municipality of Residence	Current Office	Principal Occupation	Director Since	Age
Yao DeRong	Director, Chief	Chief Executive Officer of the	July 31, 2006	62
	Executive Officer	Company; Managing Director of Polara; and Chairman for Wujiang DeYi Fashions Clothes Co., Ltd.
Ren Wei Rong	Director and Secretary	Secretary of the Company; Director of Polara; and Assistant General Manager of Wujiang DeYi Fashions Clothes Co., Ltd.	July 31, 2006	44
Ikezoe Yoichi	Director	Director of the Company; Director of Polara; Managing Director at Itochu Textile Materials (Asia) Limited	July 31, 2006	47

808277.1 19

Parker Seto	Chief Financial Officer	Chief Financial Officer of the Company; Chief Financial Officer of Wujiang DeYi Fashions Clothes Co., Ltd.	July 31, 2006	37

The following is a description of the business background of our directors and executive officers.

Mr. Yao DeRong, aged 62, has served as the Chief Executive Officer and the Chairman of the Board of Polara Global Limited since 1999. Mr. Yao founded DeYi and has also served as DeYi's Chief Executive Officer and Chairman of the Board of Directors since 2000.

Mr. Ren Wei Rong, aged 44, has served as a Director of Polara Global Limited since 1999.  Mr. Ren also has served as the General Manager, Director and the Secretary of DeYi since May 2000.  Prior to joining DeYi, Mr. Ren was the manager of operations at Wu Jiang Art Weaving Factory. Mr. Ren is a son-in-law of Mr. Yao and husband of Ms. Yao Yun Zhen.

Mr. Ikezoe Yoichi, aged 47, is the Managing Director of Itochu Textile Materials (Asia) Limited and has held that position since April 2005.  Before becoming Managing Director at Itochu Textile Materials (Asia) Limited, Mr. Yoichi acted as Section Manager at Itochu Corporation from 2002 to 2005.  Prior to taking on the role of Section Manager in 2002, Mr. Yoichi worked as a staff in Beijing, Shanghai and Hong Kong for the Itochu Corporation from 1986 to 2002.

Mr. Parker Seto, aged 37, is the Chief Financial Officer of our Company and has held this position since 2005.  From 2000-2002, Mr. Seto was a principal of the Corporate Finance Department of PKF, Certified Public Accountants in Hong Kong.  From 2003 to 2004, Mr. Seto was Chief Consultant for Joinwin Capital Limited.  Since 2005, Mr. Seto has acted as a Managing Director of WestPark Capital, Inc.  Mr. Seto holds a bachelor’s degree in accounting from the Chinese University of Hong Kong and is a member of the American Institute of Certified Public Accountants, and Fellow Member of the Association of  Chartered Certified Accountants, United Kingdom and member of the Hong Kong Institute of Certified Public Accountants.

Committees of the Board of Directors

Our Board of Directors plans has established one board committee, an Audit Committee and plans to establish two Board Committees, a Compensation Committee and a Corporate Governance and Nominating Committee.

Audit Committee

We have no standing audit committee.  Our Board of Directors performs the function of an audit committee. None of the members of our board of directors satisfies the criteria for an audit committee financial expert under Item 401(e) of Regulation S-B of the rules of the Securities and Exchange Commission.

Our board of directors will meet with our management and our external auditors to review matters affecting financial reporting, the system of internal accounting and financial controls and procedures and the audit procedures and audit plans. Our board of directors will review our significant financial risks, will be involved in the appointment of senior financial executives and will annually review our insurance coverage and any off-balance sheet transactions.

Our board of directors will monitor our audit and the preparation of financial statements and all financial disclosure contained in our SEC filings. Our board of directors will appoint our external auditors, monitor their qualifications and independence and determine the appropriate level of their remuneration. The external auditors will report directly to the board of directors. Our board of directors will have the authority to terminate our external auditor’s engagement and will approve in advance any services to be provided by the external auditors which are not related to the audit.

Compensation

We have no Compensation Committee. Our board of directors will be responsible for considering and authorizing terms of employment and compensation of our senior management and providing advice on compensation structures in the various jurisdictions in which we operate.  In addition, our board of directors will review both our overall

808277.1 20

salary objectives and significant modifications made to employee benefit plans, including those applicable to senior management, and will propose any awards of stock options.

Corporate Governance and Nominating

We have no Corporate Governance and Nominating Committee due to our small size.  Our board of directors is responsible for developing our approach to corporate governance issues.

Code of Ethics

We are in the process of adopting a Code of Ethics for our senior management.  We expect to adopt such a Code of Ethics at our next regularly scheduled Board of Directors meeting

Polara and DeYi also do not have a Code of Ethics, and as our wholly-owned subsidiaries, any Code of Ethics adopted by us will apply to Polara and DeYi.

Corporate Cease Trade Orders and Bankruptcies

Except as disclosed in this report, none of our directors or officers is, or has been within the ten years before the date of this prospectus, a director or officer of any other company that, while such person was acting in that capacity, was the subject of a cease trade or similar order, or an order that denied the company access to any statutory exemptions under applicable securities legislation, for a period of more than 30 consecutive days, or was declared bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangements or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold the assets of that.

Penalties and Sanctions

None of our directors or officers has been subject to any penalties or sanctions imposed by a court relating to any securities legislation or by any securities regulatory authority or has entered into a settlement agreement with any securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor in making an investment decision.

Personal Bankruptcies

None of our directors or officers has been subject to any penalties or sanctions imposed by a court relating to any securities legislation or by any securities regulatory authority or has entered into a settlement agreement with any securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor in making an investment decision.

Conflicts of Interest

To our knowledge, and other than as disclosed in this report, there are no known existing or potential conflicts of interest among us, our promoters, directors and officers, or other members of management, or of any proposed director, officer or other member of management as a result of their outside business interests except that certain of the directors and officers serve as directors and officers of other companies, and therefore it is possible that a conflict may arise between their duties to us and their duties as a director or officer of such other companies.

Involvement in Certain Legal Proceedings

To the knowledge of our management and during the past ten (10) years, no present or former director, person nominated to become a director, executive officer, promoter or control person of our Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

808277.1 21

          (3) Was the subject of any order, judgment, decree or consent agreement, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)  Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice;

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4)  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5)  Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6)  Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Item 11.  Executive Compensation

Executive and Director Compensation

Name and Position	Year	Salary	All Other Compensation	Total

Yao DeRong	2006	-	-	-
Chief Executive Officer, and Chairman of the Board	2005	-	-	-
	2004	-	-	-

Yao YunZhen	2006	$2,298	-	$2,298
Management	2005	$1,872	-	$1,872
	2004	$1,713	-	$1,713

Yao YunHong	2006	$2,298	-	$2,298
Management	2005	$1,872	-	$1,872
	2004	$1,713	-	$1,713

Ren WeiRong	2006	$15,068	-	$15,068
Director/ Secretary	2005	$3,706	-	$3,706
	2004	$2,587	-	$2,587

Grants of Plan-Based Awards in 2006

There were no option grants in 2006.

Outstanding Equity Awards at 2006 Fiscal Year-End

There were no option exercises or options outstanding in 2006.

808277.1 22

Option Exercises and Stock Vested in Fiscal 2006

There were no option exercises or stock vested in 2006.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The Common Stock of the Company is as follows immediate upon  the close of recapitalization during the Year 2006:

As of the date before the recapitalization of Polara Global Limited with the non-operating shell-Park Hill Capital III, Inc., effected through a Share Exchange transaction., the shareholder’s composition of Polara Global Limited is as follows:-

Name                                                        Shares Owned             Percentage of Polara Common Stock

Yao DeRong                                                      15,000                    30.00%

Itochu Textile Materials (Asia) Limited            12,200                    24.40%

Yao YunZhen                                                      4,000                     8.00%

Yao YunHong                                                     4,000                     8.00%

Ren WeiRong                                                      4,000                     8.00%

Tang ShengLi                                                      4,000                     8.00%

Realty Century Management Ltd                        1,000                     2.00%

Good Result Investment Co. Ltd                         1,000                     2.00%

Ye GenZhen                                                         1,000                     2.00%

Gain For Success Enterprises Ltd                        1,000                     2.00%

Sheng MeiZhen                                                    1,000                     2.00%

Ma Binliang                                                            900                     1.80%

Ma Wenying                                                            900                     1.80%

 Total                                                                   50,000                     100%

The following table sets forth the beneficial ownership of persons who owned more than five percent of the Company’s Common Stock prior to the closing of the Share Exchange, and the share holdings of the then members of Park Hill Capital III, Inc.’s management, such computations being based upon the 3,886,000 shares of our Common Stock that were then outstanding:

Name                                             Positions Held                    Shares Owned        Percentage

John P. O'Shea                                                                         1,000,000              30.16%

Deborah A. Salerno                   Director/President                 1,000,000              30.16%

Frank L. Kramer                   Director/Secretary/Treasurer      1,150,000             34.68%

Others                                                                                          736,000               5.00%

 Total                                                                                        3,886,000           100%

Upon the consummation of the Share Exchange which is characterized as a recapitalization of Polara Global Limited through Park Hill Capital III, Inc., the following table sets forth the beneficial ownership of persons who owned more than five percent of our Common Stock following the closing of the Share Exchange, and the share holdings of the new members of our management, such computations being based upon the 77,720,000 shares of our Common Stock that are or will be outstanding following the closing of the Share Exchange and the original Directors of Park Hill Capital III, Inc. have resigned.:

808277.1 23

Name                Position Held in Management                   Shares held                          Percentage

Post-Recapitalization

Yao DeRong   Chief Executive                                               22,150,200                             28.50%

                        Officer/Chairman

                         of the Board

Itochu                  Director/                                                      18,015,496                             23.18%

Textile                 Shareholder

Materials

(Asia)

Limited

Yao YunZhen     Management                                                 5,906,720                                7.6%

Yao YunHong    Management                                                 5,906,720                                7.6%

Ren WeiRong     Director/Secretary                                        5,906,720                                7.6%

Tang ShengLi     Management                                                 5,906,720                                7.6%

John P. O'Shea                                                                         1,000,000                                1.28%

Deborah A. Salerno                                                                 1,000,000                                1.28%

Frank L. Kramer                                                                      1,150,000                                1.48%

Other Park Hill shareholders Pre-recapitalization                      736,000                                0.95%

Others                                                                                     10,041,424                              12.93%

Total                                                                                       77,720,000                             100.00%

In connection with the closing of the Share Exchange, we, the Park Hill Controlling Shareholders, Polara and Vincent Lin, Esq. as "Escrow Agent," entered into an escrow agreement dated July 31, 2006.  The parties agreed that Park Hill Controlling Shareholders place an aggregate of 2,379,184 of the Company’s  shares (the "Escrow Shares") in escrow with an escrow agent.  While the shares are in escrow, the shareholders of Park Hill pre-recapitalization who delivered the Escrow Shares will have a right to vote the Escrow Shares and will also have a right to any and all dividends paid to the holders of our Common Stock.

If the Company consummates a Private Placement Offering of our securities (post Share Exchange) in which we raise not less than $5,000,000 (the "Financing") within 120 days of the closing of the Share Exchange (subject to extension as provided in the Agreement) (the "Escrow Term"), the escrow agent, at the end of the Financing, shall deliver the Escrow Shares to Park Hill Controlling Shareholders and/or other shareholders who delivered the Escrow Shares to the escrow agent.  In this event, the Park Hill Controlling Shareholders and/or our other shareholders holding 3,886,000 shares of Common Stock will own five percent (5%) of Park Hill and the Polara Global Limited Shareholders holding 73,834,000 shares of Common Stock will own ninety-five percent (95%) of Park Hill.

However, in the event that the Financing is not consummated in the amount of not less than $5,000,000 during the Escrow Term, the escrow agent shall deliver the Escrow Shares to us and the Escrow Shares shall be cancelled on the Company’s stock transfer records.  The Park Hill Controlling Shareholders and/or other shareholders of Park Hill before the recapitalization will then own 1,506,816 shares of Common Stock or two percent (2%) of the issued and outstanding shares of Common Stock and the total number of Common Stock of the Company is then becoming 75,340,816 shares as below:-

808277.1 24

Name                Position Held in Management                   Shares held                          Percentage

Post-Recapitalization

Yao DeRong   Chief Executive                                            22,150,200                                29.40%

                        Officer/Chairman

                         of the Board

Itochu                  Director/                                                     18,015,496                               23.91%

Textile                 Shareholder

Materials

(Asia)

Limited

Yao YunZhen     Management                                                 5,906,720                                7.84%

Yao YunHong    Management                                                 5,906,720                                7.84%

Ren WeiRong     Director/Secretary                                        5,906,720                                7.84%

Tang ShengLi             Management                                         5,906,720                                7.84%

All  Park Hill shareholders Pre-recapitalization

Including John P. O'Shea ,  Deborah A. Salerno

and Frank L. Kramer and other Park Hill

Capital III, Inc.’s shareholders  pre-recapitalization                1,506,816                                2.00%

Others                                                                                     10,041,424                              13.33%

  Total                                                                                     75,340,816                              100.00%

The cancellation of 2,379,184 shares of Common Stock has been credited to the additional paid-in  capital of the Company as effected according to the above arrangement because there is no Financing exercise of $5,000,000 or more has occurred within the 120-day period after the Closing of Share Exchange when the said 120-day period ends before December 31, 2006.

Related Stockholder Matters

The Company does not have any compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Company's board of directors has determined that each of its three directors has a material relationship with the Company other than in each individual's position as a director, and as such, each director is not "independent" within the meaning of the NASDAQ Stock Market listing standards for director independence.

Audit Committee

We have no standing audit committee.  Our board of directors performs the function of an audit committee. None of the members of our board of directors satisfies the criteria for an audit committee financial expert under Item 401(e) of Regulation S-B of the rules of the Securities and Exchange Commission.

Our board of directors will meet with our management and our external auditors to review matters affecting financial reporting, the system of internal accounting and financial controls and procedures and the audit procedures and audit plans. Our board of directors will review our significant financial risks, will be involved in the appointment of senior financial executives and will annually review our insurance coverage and any off-balance sheet transactions.

Our board of directors will monitor our audit and the preparation of financial statements and all financial disclosure contained in our SEC filings. Our board of directors will appoint our external auditors, monitor their

808277.1 25

qualifications and independence and determine the appropriate level of their remuneration. The external auditors will report directly to the board of directors. Our board of directors will have the authority to terminate our external auditor’s engagement and will approve in advance any services to be provided by the external auditors which are not related to the audit.

Compensation

We have no Compensation Committee. Our board of directors will be responsible for considering and authorizing terms of employment and compensation of our senior management and providing advice on compensation structures in the various jurisdictions in which we operate.  In addition, our board of directors will review both our overall salary objectives and significant modifications made to employee benefit plans, including those applicable to senior management, and will propose any awards of stock options.

Corporate Governance and Nominating

We have no Corporate Governance and Nominating Committee due to our small size.  Our board of directors is responsible for developing our approach to corporate governance issues.

Code of Ethics

We are in the process of adopting a Code of Ethics for our senior management.  We expect to adopt such a Code of Ethics at our next regularly scheduled Board of Directors meeting.  Furthermore, Polara and DeYi also do not have a Code of Ethics, and as our wholly-owned subsidiaries, any Code of Ethics adopted by us will apply to Polara and DeYi.

Certain Relationships and Related Transactions

The following material transactions with related parties during the years were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

	2006	2005

Sales of goods to a related company (a)	$-	$283,469

Purchases of raw materials from related companies (b)	$-	$260,200

a) Sales to Shanghai Itochu Company (SIC), a related company of a director, for the years 2006 and 2005 was nil and $283,469 respectively. The amount due from SIC for the years 2006 and 2005 was nil and $23,803 respectively.

b) Purchases from Japan Itochu Company (JIC), a related company of a director, for the years 2006 and 2005 were nil and $253,171 respectively. The amount due to JIC for the years ended December 31, 2006 and 2005 was $8,561 and $200,553 respectively.  Purchases from Wujiang Delong Fashions Clothes Co., Ltd (WDFC), a company owned by a director, for the years 2006 and 2005 were nil and $7,029.  The amount due from/(to) WDFC for the years ended December 31, 2006 and 2005 was nil and $5,838.

Item 14.  Principal Accountant Fees and Services

Fees paid to Principal Accountants for the period covered by this Form 10-K is Fifty Thousand Dollars (US$50,000) for audit services only.

808277.1 26

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           (1)           Financial Statements

(2)           All required schedules have been omitted because they are not applicable or not required or because the required information is shown in the financial statements or notes thereto.

(3)           Exhibits

See Exhibit Index.

808277.1 27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FIBER CLOTH TECHNOLOGY, INC.

	By:	/s/Yao Derong
YAO DERONG
Chief Executive Officer

	By:	/s/Peter Seto
PARKER SETO
Chief Financial Officer
	By:	/s/Huang Wei-Cheng
Huang Wei-Cheng
Chief Accounting Officer
Dated April 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Yao Derong	Director	April 23, 2007
YAO DERONG

/s/Ren Wei Rong	Director	April 23, 2007
REN WEI RONG

/s/Ikezoe Yoichi	Director	April 23, 2007
IKEZOE YOICHI

808277.1 28

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

2	Share and Exchange Agreement dated January 26, 2006, is hereby incorporated by reference to an exhibit to the Company's Form 8-K dated August 4, 2006.

3.1	Articles of Incorporation, as amended, is hereby incorporated by reference to an exhibit to the Company's Form 8-K dated August 4, 2006.

3.2	Certificate of Amendment of Articles of Incorporation, is hereby incorporated by reference to an exhibit to the Company's Form 8-K dated August 4, 2006.

3.3	By-laws of the Company, is hereby incorporated by reference to an exhibit to the Company's Form 8-K dated August 4, 2006.

4.1

Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to an exhibit to U.S. Cellular’s Amendment No. 2 on Form 8 dated December 28, 1992 to U.S. Cellular’s Report on Form 8-A.

10	Share and Exchange Agreement dated January 26, 2006, is hereby incorporated by reference to an exhibit to the Company's Form 8-K dated August 4, 2006.

11

Statement regarding computation of earnings per share is hereby incorporated by reference to Page F-6 of this Form 10-K, under the section entitled, Consolidated Statements of Income for the Years Ended December 31, 2006 and 2005.

21	Subsidiaries of the Company

31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32	Chief Executive Officer and Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	The Company's Form 8-K/A is hereby incorporated by reference to the Company's Form 8-K/A dated April 25, 2007.

808277.1 29

NEW FIBER CLOTH TECHNOLOGY, INC.

 (Formerly Park Hill Capital III Corp.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(Stated in US dollars)

808277.1 F-1

NEW FIBER CLOTH TECHNOLOGY, INC.

(Formerly Park Hill Capital III Corp.)

CONTENTS PAGES

808277.1 F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

New Fiber Cloth Technology, Inc.

(Formerly Park Hill Capital III Corp.)

We have audited the accompanying consolidated balance sheet of New Fiber Cloth Technology, Inc. as of December 31, 2006 and the related consolidated statement of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Fiber Cloth Technology Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

C & F CPA Limited

Certified Public Accountants

Hong Kong

April 13, 2007

808277.1 F-3

NEW FIBER CLOTH TECHNOLOGY, INC.
(Formerly Park Hill Capital III Corp.)
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

	Notes	2006	2005
ASSETS
Current assets
Cash and cash equivalents		$2,197,861	$998,562
Restricted cash		9,498,923	4,528,452
Marketable securities		25,640	12,247
Note receivable		1,535,592	-
Accounts receivable		9,697,813	3,337,949
Inventories	3	3,097,221	4,020,840
Advances to suppliers		3,635,669	2,946,201
Other receivables	7	10,392,109	5,154,020

Total current assets		$40,080,828	$20,998,271
Land use rights	4	282,536	279,362
Long-term notes receivable	5	-	4,811,109
Construction in progress		2,845,259	2,863,196
Plant and equipment, net	6	7,239,058	7,433,901

TOTAL ASSETS		$50,447,681	$36,385,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$6,254,717	$5,052,901
Short-term bank loans	9	4,999,800	6,966,086
Notes payable	10	12,954,610	6,298,462
Accrued liabilities		49,635	35,111
Customers’ deposits		2,601,077	1,925,018
Other payables	8	1,397,161	635,637
Income tax payable		2,093,577	564,127
Current portion of capital lease obligations	11	-	38,398

Total current liabilities		$30,350,577	$21,515,740

TOTAL LIABILITIES		$30,350,577	$21,515,740

See notes to consolidated financial statements

808277.1 F-4

NEW FIBER CLOTH TECHNOLOGY, INC.
(Formerly Park Hill Capital III Corp.)
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

	Notes	2006	2005
STOCKHOLDERS’ EQUITY
Common stock	12	$75,341	$75,341
Additional paid in capital	12	72,225	68,375
Capital reserves		8,465,327	8,465,327
Surplus reserves		1,512,308	635,420
Accumulated other comprehensive income		580,287	(56,475)
Retained earnings		9,391,616	5,682,111

		$20,097,104	$14,870,099

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY		$50,447,681	$36,385,839

See notes to consolidated financial statements

808277.1 F-5

NEW FIBER CLOTH TECHNOLOGY, INC.
(Formerly Park Hill Capital III Corp.)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

		2006		2005
	Notes

Net sales		$45,027,749		$35,978,461

Cost of sales		(39,076,020)		(30,393,967)

Gross profit		$5,951,729	$

Selling and distributing costs		(629,901)		(681,056)
Administrative and other operating expenses		(609,885)		(629,040)

Income from operations		$4,711,943		$4,274,398

Interest expenses, net		(679,245)		(418,641)

Other income		1,225,882		1,152,685

Income before taxes		$5,258,580		$5,008,442

Non-operating expenses		(8,259)		-

Income tax	13	(663,928)		(627,719)

Income after taxes		$4,586,393		$4,380,723

Minority interests		-		(909,895)

Net income		$4,586,393		$3,470,828

Earnings Per Share :

- Basic ( Number of common stock: 75,340,816 shares)                      $0.0609              $0.0461

- Diluted ( Number of common stock: 75,340,816 shares)                   $0.0609             $0.0461

There is no dilutive financial instruments being outstanding as at December 31, 2006 and therefore the Basic and Diluted Earnings Per Share is the same

See notes to consolidated financial statements

808277.1 F-6

NEW FIBER CLOTH TECHNOLOGY, INC. (Formerly Park Hill Capital III Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

				Accumulated
				other	Additional
	Common	Capital	Surplus	comprehensive	Paid-in	Retained
	stock	reserve	reserves	income	capital	earnings	Total

Balance, January 1, 2005	$77,720	5,918,207	-	2,557	65,996	2,846,703	8,911,183
Net income						3,470,828	3,470,828
Appropriations to statutory
revenue reserves			635,420			(635,420)	-
Contribution by a shareholder		2,547,120					2,547,120
Foreign currency translation
adjustment				(59,032)			(59,032)
Cancellation of common stock (Note 12)	(2,379)				2,379		0

Balance, December 31, 2005	$75,341	8,465,327	635,420	(56,475)	68,375	5,682,111	14,870,099

Balance, January 1, 2006	$77,720	8,465,327	635,420	(56,475)	65,996	5,682,111	14,870,099
Net income						4,586,393	4,586,393
Appropriations to statutory
revenue reserves			876,888			(876,888)	-
Contribution by a shareholder					3,850		3,850
Foreign currency translation
adjustment				636,762			636,762
Cancellation of common stock (Note 12)	(2,379)				2,379		0

Balance, December 31, 2006	$75,341	8,465,327	1,512,308	580,287	72,225	9,391,616	20,097,104

See notes to consolidated financial statements

808277.1 F-7

NEW FIBER CLOTH TECHNOLOGY, INC.
(Formerly Park Hill Capital III Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)
	2006	2005
Cash flows from operating activities
Net income	$4,586,393	$3,470,828
Depreciation	901,544	953,562
Amortization	7,449	6,837
Appropriation to minority interests	-	909,895
Stock issued for services	-	3,650
(Increase)/decrease in accounts receivable	(6,359,864)	(1,036,049)
Decrease/(increase) in inventories	923,619	62,716
(Increase)/decrease in advance to suppliers	(689,468)	(1,169,675)
(Increase)/decrease in other receivables	(5,238,089)	(2,922,519)
Decrease/(increase) in prepaid expenses	-	30,233
Increase/(decrease) in accounts payable	1,201,816	1,848,936
Increase/(decrease) in taxation payable	1,529,450	555,195
Increase/(decrease) in customer deposits	676,059	838,402
Increase/(decrease) in accruals and other payables	776,048	(3,112,765)

Net cash (used in)/ provided by operating activities	$(1,685,043)	$439,246

Cash flows from investing activities
Payment in construction in progress	$(397,826)	$(2,785,650)
Land use rights	(3,174)	-
Proceeds in notes receivable	3,275,517	(2,188,026)
Investment in a subsidiary	-	(2,119,335)
Investment in marketable securities	(13,393)	48,898
Purchase of plant and equipment	(352,509)	(472,165)
Sales proceed from plant and equipment	5,274	-

Net cash provided by/(used) in investing activities	$2,513,889	$(7,516,278)

Cash flows from financing activities
(Repayment)/Proceeds of short-term bank loans	$(1,966,286)	$4,442,120
Increase in restricted cash	(4,970,741)	(1,633,595)
(Repayment)/inception of capital lease	(38,398)	(37,790)
Proceeds/(repayment) of notes payable	6,656,148	1,364,087
Increase/(decrease) in paid-in capital	3,850	-
Increase in common stock	-	16,950
Increase in shareholder contribution	-	2,550
Appropriation of statutory reserves and payment

808277.1 F-8

of stock dividends to minority shareholders	-	(208,453)

Net cash (used in)/provided by financing activities	$(315,427)	$3,945,869

Net increase in cash and cash equivalents	$513,419	$(3,131,163)
Effect of foreign currency translation on cash and
cash equivalents	685,880	74,267
Cash and cash equivalents - beginning of year	998,562	4,055,458

Cash and cash equivalents - end of year	$2,197,861	$998,562

Supplementary cash flow information

Interest paid	$725,252	$457,500

See notes to consolidated financial statements

808277.1 F-9

NEW FIBER CLOTH TECHNOLOGY, INC.

(Formerly Park Hill Capital III Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

New Fiber Cloth Technology, Inc. (the Company) formerly Park Hill Capital III Corp., was incorporated in the State of Nevada, United States on March 2, 1999.

On July 31, 2006, the Company underwent a reverse-merger with Polara Global Limited (Polara), a British Virgin Islands international business company, and its subsidiary as detailed in 2(b) Consolidation below, involving an exchange of shares (Share Exchange) between the Company and Polara. Pursuant to the Share Exchange, the Company changed its name to New Fiber Cloth Technology, Inc. and effectuated an increase in the Company's authorized common stock from 25,000,000 to 200,000,000. The Company issued to the shareholders of Polara Global Limited, an aggregate of 73,834,000 shares of the Company's common stock, constituting ninety-five percent (95%) of the Company's total issued and outstanding common stock as of the closing date of July 31, 2006. As of July 31, 2006, the Company's total issued and outstanding common stock was 77,720,000. For financial reporting purposes, this transaction is classified as a recapitalization of New Fiber Cloth Technology, Inc. and the historical financial statements of Polara. The accompanying audited consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization.

Pursuant to the terms of the Share Exchange Agreement which the number of common stock being outstanding has been reduced to  75,340,816 shares as there is no fund-raising exercise of $5,000,000 occurred with 120-day of the Closing of the Share exchange transaction which has been described in Note 12 in detail.

The Company is principally engaging in the holding of investments, and the selling of fashion clothes materials.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Method of Accounting

The Group maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The consolidated financial statements and notes are representations of management. Accounting policies adopted by the Group conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of consolidated financial statements, which are compiled on the accrual basis of accounting.

(b) Consolidation

The consolidated financial statements include the accounts of New Fiber Cloth Technology Inc. (the Company) and its subsidiaries (the Group). Significant intercompany transactions have been eliminated in consolidation.

As of December 31, 2006, the particulars of the subsidiaries are as follows:

Name of company	Place of incorporation	Date of incorporation	Attributable equity interest %	Issued capital

Polara Global Limited	British Virgin Islands	January 20, 1999	100	US$50,000
Wujiang Deyi Fashions Cloths Company Limited (Deyi)	People’s Republic of China	April 29, 2000	100	US$10,000,000

808277.1 F-10

Deyi manufactures, dyes and sells fashion clothes materials. The products are distributed in Asia, Europe, North America, Australia and Africa.

(c) Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(d) Economic and political risks

The Group’s operations are conducted in the PRC. Accordingly, the Group’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Group’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Group’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(e) Concentrations

The Group has three major markets which accounted for the following percentages of total sales and total accounts receivable as of and for the years ended December 31, 2006 and 2005:

	Revenue		Accounts receivable
	2006	2005	2006	2005
Asia	58%	53%	97%	93%
Europe	35%	43%	1%	6%
Others	7%	4%	2%	1%
Total	100%	100%	100%	100%

(f) Land Use Rights

Land use rights are being amortized by the straight-line method over the respective lease terms ranging from 44 to 50 years.

(g) Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings  20 years

Machinery    10 years

Motor vehicles    5 years

Office equipment    5 years

Other equipment    5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

808277.1 F-11

(h) Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the reporting years, there was no impairment loss.

(i) Construction in progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

(j) Inventories

Inventories consisting of raw materials, work-in-progress and finished goods are stated at the lower of weighted average cost or market value.  Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

(k) Trade Receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  Bad debts are written off as incurred.

Doubtful debt included in administrative and other operating expenses were $94,102 and $124,398 for the years ended December 31, 2006 and 2005 respectively.

(l) Advances to suppliers

Advances to suppliers represent the cash paid in advance for purchasing raw materials.

(m) Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Group maintains bank accounts only in the PRC. The Group does not maintain any bank accounts in the United States of America.

(n) Restricted Cash

Restricted cash represents time deposits on account to secure notes payable.

(o) Marketable Securities

The Group’s investment in marketable securities consists of an investment in a Chinese open-ended fund that invests in Chinese corporate equity securities. The Group’s investment is classified as available-for-sale.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses on this investment is included in other

808277.1 F-12

comprehensive income, a separate component of shareholders’ equity. Realized gains and losses from the sales of marketable securities and declines in value considered to be other than temporary are to be included in other income (expense).

(p) Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Group is the Renminbi (RMB).  The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	2006	2005
Year end RMB : US$ exchange rate	7.8003	8.0734
Average yearly RMB : US$ exchange rate	7.9637	8.2033

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(q) Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

-Persuasive evidence of an arrangement exists,

-Delivery has occurred or services have been rendered,

-The seller’s price to the buyer is fixed or determinable, and

-Collectibility is reasonably assured. Payments have been established.

(r) Income taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future realization is uncertain.

The Management believes that one of the Company’s subsidiaries, Polara Global Limited, which is a British Virgin Island incorporated company that has not been carrying out any business activity in Hong Kong, has accepted certain trading receipt from businesses concluded outside Hong Kong, which Management believes that there should be no Hong Kong profits tax exposure.  However, for the sake of prudence, there is Hong Kong profits tax of 17.5% being provided on the profits of Polara Global Limited as $34,776 and $57,432 for the years 2006 and 2005 respectively in accordance with the relevant tax laws and regulations of Hong Kong .

Deyi is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, also in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. The Company’s first profitable tax year was 2003. The Company will be levied at the 33% tax rate in 2008. As such, the Company’s income tax expense for 2006 and 2005 was $629,152 and $570,287 respectively.

808277.1 F-13

(s) Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in selling and distribution expenses were $143,725 and $129,125 for the years ended December 31, 2006 and 2005 respectively.

(t) Shipping and handling

All shipping and handling are expensed as incurred and outbound freight is not billed to customers.  Shipping and handling expenses included in selling and distribution expenses were $218,783 and $258,549 for the years ended December 31, 2006 and 2005 respectively.

(u) Surplus reserves

Surplus reserves for foreign investment enterprises are referring o the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

Surplus reserves consist of the following as of December 31,

	2006		2005

Enterprise reserve fund	$557,166		$234,102
Enterprise expansion fund	557,166		234,102
Employee welfare fund	397,976		167,216

	$1,512,308	$

(v) Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other consolidated financial statements. The Group’s current components of other comprehensive income are the foreign currency translation adjustment.

(w) Recent accounting pronouncements

In May 2005, the FASB issued a SFAS 154, “Accounting Changes and Error Corrections” to replace APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” requiring retrospective application to prior periods consolidated financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.  The effective date for this Statement is for accounting changes and corrections of errors made in fiscal year beginning after December 15, 2005.

In February 2006, the FASB issued a SFAS 155, “Accounting for Certain Hybrid Financial Instruments” to amend FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140,

808277.1 F-14

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

The Group does not anticipate that the adoption of these two standards will have a material impact on these consolidated financial statements.

3. INVENTORIES

	2006		2005
Raw materials	$1,861,450		$2,177,674
Work in progress	992,177		-
Semi finished goods	-		1,423,106
Finished goods	243,594		420,060

	$3,097,221	$

4. LAND USE RIGHTS

	2006		2005
Cost of land use rights	$314,015		$303,393
Less: Accumulated amortization	(31,479)		(24,031)

Land use rights, net	$282,536	$

Amortization expense for the years ended 2006 and 2005 was $6,510 and $6,837 respectively.

5. LONG-TERM NOTES RECEIVABLE

Long-term notes receivable represent unsecured loans to two unrelated companies, with interest payable annually at 5.544% per annum. Interest income 2006 and 2005 and was $96,068 and $406,300 respectively, and is included in interest expense, net in the accompanying statement of income. All the amounts are unsecured, and have no fixed repayment terms.

6. PLANT AND EQUIPMENT

Plant and equipment consist of the following as of December 31:

	2006	2005
At cost
Building	$1,711,777	$1,653,875
Machinery	8,570,865	7,883,393
Motor vehicles	409,561	367,119
Office equipment	358,948	328,605
Other equipment	24,648	23,814

808277.1 F-15

	$11,075,799	$10,256,806

Less: Accumulated depreciation
Building	$376,070	$280,655
Machinery	3,014,745	2,259,470
Motor vehicles	199,593	152,373
Office equipment	228,451	117,892
Other equipment	17,882	12,515

	$3,836,741	$2,822,905

	$7,239,058	$7,433,901

Depreciation expense for the years ended 2006 and 2005 was $901,544 and $953,562 respectively.

The Group leases certain machinery to an unrelated company with a term from January 1, 2004 through December 31, 2006. The annual rental income for the years ended 2006 and 2005 are $301,368 and $292,566 respectively. The depreciation of the leased machinery for the years ended 2006 and 2005 are $88,934 and $77,703 respectively. The net amount of $212,434 and $214,863 is included in other income in the accompanying consolidated statement of income for years ended 2006 and 2005. The total net book value of the machinery at December 31, 2006 and 2005 was $522,080 and $592,146.

7. OTHER RECEIVABLES

Other receivables consist of the following as of December 31,

	2006	2005

Amounts due from directors	$-	$263,270
Amounts due from employees	427,680	38,509
Sundry receivables	9,964,429	4,852,241

	$10,392,109	$5,154,020

All the amounts due from directors/employees are unsecured, interest free, and have no fixed repayment terms.

8. OTHER PAYABLES

Other payables consist of the following as of December 31,

	2006	2005

Amounts due to employees	$215,376	$64,394
Amounts due to directors	384,612	390,073

808277.1 F-16

Deposit received	797,173	181,170

	$1,397,161	$635,637

All the amounts due to employees and directors are unsecured, interest free, and have no fixed repayment terms.

9. SHORT-TERM BANK LOANS

Short-term bank loans are as follows:

	2006		2005
Loans from Bank of China, interest rates at 6.48%
and 5.84% per annum, respectively
Due March 19, 2006	$-		$433,522
Due February 25, 2006	-		359,204
Due March 7, 2006	-		198,182
Due March 28, 2006	-		247,727
Due March 29, 2006	-		247,727
Due April 15, 2006	-		495,454
Due May 1, 2006	-		247,727
Due June 5, 2006	-		247,727
Due February 28, 2007	333,320		-
Due March 3, 2007	371,780		-
Due March 5, 2007	320,500		-
Due March 20, 2007	256,400		-
Due June 21, 2007	538,440		-

	$1,820,440	$

Loans from Wujiang Country Commercial Bank,
Interest rate at 7.44% and 8.06% per annum, respectively
Due January 4, 2006	$-		$210,568
Due April 7, 2006	-		247,727
Due April 24, 2006	-		61,932
Due May 27, 2007	256,400		-
Due June 19, 2007	384,600		-

	$641,000	$

	2006		2005
Loan from China Ever Bright Bank, interest rate at
5.85% and 4.62% per annum, respectively
Due April 17, 2006	$-		$718,409
Due May 15, 2006	-		438,477
Due April 24, 2006	-		346,818

808277.1 F-17

Due June 5, 2006	-		222,954
Due June 7, 2006	-		371,591
Due June 16, 2006	-		594,545
Due June 23, 2006	-		656,477
Due May 6, 2007	615,360		-

	$615,360	$

Loan from China CITIC Bank, interest rate at 6.003%
and 7.25% per annum, respectively
Due January 13, 2006	$-		$619,318
Due January 13, 2007	641,000		-

	$641,000	$

Loan from China Merchant's Bank, interest rate at
6.435% per annum
Due June 2,2007	$1,282,000		$-

	1,282,000		-

	$4,999,800		$6,966,086

All of the short-term bank loans due in 2006 were paid on their due dates.  Interest expense was $375,238 and $440,666 in 2006 and 2005, respectively. The principal amounts of the short-term bank loans are paid at the due dates and interest is paid quarterly.

10.   NOTES PAYABLE

Notes payable are as follows:

	2006	2005
Secured notes to Bank of China, bank commission
charge at 0.05% each transaction
Due March 1, 2007	$128,200	$-

	$128,200	$-

Secured notes to China Ever Bright Bank, bank
commission charge at 0.05% each transaction
Due March 24, 2006	$-	$433,522
Due March 21, 2006	-	371,591

808277.1 F-18

Due April 8, 2006	-		309,659
Due April 18, 2006	-		520,227
Due March 10,2007	1,025,600		-
Due March 15, 2007	1,128,160		-
Due March 26, 2007	833,300		-
Due April 3, 2007	858,940		-
Due April 17, 2007	1,230,720		-
Due April 24, 2007	641,000		-
Due April 27, 2007	717,920		-

	$6,435,640	$

Secured notes to China Merchant's Bank, bank
commission charge at 0.05% each transaction
Due March 30, 2006	$-		$247,727
Due April 12, 2006	-		1,362,499
Due April 30, 2006	-		371,591
Due May 3, 2006	-		495,454
Due June 25, 2006	-		371,591
Due April 16, 2007	1,153,800		-
Due May 14, 2007	1,410,200		-
Due June 29, 2007	256,400		-

	$2,820,400	$

Secured notes to Shengze Rural Commercial Bank,
bank commission charge at 0.05% each transaction
Due December 18, 2006	$-		$123,864
Due April 30, 2007	153,840		-
Due May 6, 2007	102,560		-
Due May 30, 2007	153,840		-

	$410,240		$123,864

Secured notes to China CITIC Bank, bank
commission charge at 0.05% each transaction
Due January 26, 2006	$-		$495,454
Due January 16, 2006	-		408,750
Due January 20, 2006			334,432
Due March 28, 2006	-		371,591
Due January 21, 2006	-		80,510
Due January 21, 2007	769,200		-
Due January 26, 2007	512,800		-
Due January 31, 2007	128,200		-
Due February 2, 2007	102,560		-

808277.1 F-19

Due February 22, 2007	38,460		-
Due February 28, 2006	83,330		-
Due March 21, 2007	38,460		-
Due March 30, 2006	102,560		-
Due June 8, 2007	102,560		-

	$1,878,130	$

Secured notes to Minsheng Bank, bank
commission charge at 0.05% each transaction
Due April 30, 2007	$1,282,000		$-

	1,282,000		-

	$12,954,610		$6,298,462

All of the notes due on June 8, 2007 and in 2006 were paid on their due date. The bank charges 0.05% of the principal as a commission on each loan transaction. The bank commission charges were $10,141 and $14,089 in 2006 and 2005, respectively, and are included in interest expense, net in the accompanying consolidated statements of income.

11.   CAPITAL LEASE OBLIGATIONS

The Group leases a motor vehicle under a non-cancelable lease classified as a capital lease.  The following is a schedule of future minimum lease payments for the capital leases together with the present value of the net minimum lease payments:

	2006		2005
Year ending December 31:
2006	-		$-
2007	-		38,398

Total minimum lease payments		$
Less: Capital lease charges	-		(2,895)

Present value of lease payments		$
Less: Current portion	-		(35,503)

	-		$-

808277.1 F-20

12.   COMMON STOCK

The common stock of the company is as follows immediate upon  the close of recapitalization during the Year 2006:

As of the date before the recapitalization of Polara Global Limited with the non-operating shell-Park Hill Capital III, Inc., effected through a Share Exchange transaction., the shareholder’s composition of Polara Global Limited is as follows:-

Name                                                        Shares Owned             Percentage of Polara Common Stock

Yao DeRong                                                      15,000                    30.00%

Itochu Textile Materials (Asia) Limited            12,200                    24.40%

Yao YunZhen                                                       4,000                     8.00%

Yao YunHong                                                      4,000                     8.00%

Ren WeiRong                                                       4,000                     8.00%

Tang ShengLi                                                       4,000                     8.00%

Realty Century Management Ltd                         1,000                     2.00%

Good Result Investment Co. Ltd                          1,000                     2.00%

Ye GenZhen                                                         1,000                     2.00%

Gain For Success Enterprises Ltd                        1,000                     2.00%

Sheng MeiZhen                                                    1,000                     2.00%

Ma Binliang                                                            900                     1.80%

Ma Wenying                                                           900                     1.80%

 Total                                                                  50,000                     100%

The following table sets forth the beneficial ownership of persons who owned more than five percent of the Company’s Common Stock prior to the closing of the Share Exchange, and the share holdings of the then members of Park Hill Capital III, Inc.’s management, such computations being based upon the 3,886,000 shares of our Common Stock that were then outstanding:

Name                                             Positions Held                    Shares Owned        Percentage

John P. O'Shea                                                                          1,000,000              30.16%

Deborah A. Salerno                   Director/President                  1,000,000              30.16%

Frank L. Kramer                   Director/Secretary/Treasurer      1,150,000              34.68%

Others                                                                                           736,000               5.00%

 Total                                                                                         3,886,000           100%

Upon the consummation of the Share Exchange which is characterized as a recapitalization of Polara Global Limited through Park Hill Capital III, Inc., the following table sets forth the beneficial ownership of persons who owned more than five percent of our Common Stock following the closing of the Share Exchange, and the share holdings of the new members of our management, such computations being based upon the 77,720,000 shares of our Common Stock that are or will be outstanding following the closing of the Share Exchange and the original Directors of Park Hill Capital III, Inc. have resigned.:

Name                Position Held in Management                   Shares held                          Percentage

Post-Recapitalization

Yao DeRong   Chief Executive                                             22,150,200                               28.50%

                        Officer/Chairman

                         of the Board

Itochu                  Director/                                                    18,015,496                              23.18%

Textile                 Shareholder

Materials

(Asia)

Limited

Yao YunZhen     Management                                                5,906,720                                7.6%

808277.1 F-21

Yao YunHong    Management                                                 5,906,720                                7.6%

Ren WeiRong     Director/Secretary                                        5,906,720                                7.6%

Tang ShengLi     Management                                                 5,906,720                                7.6%

John P. O'Shea                                                                         1,000,000                                1.28%

Deborah A. Salerno                                                                 1,000,000                                1.28%

Frank L. Kramer                                                                      1,150,000                                1.48%

Other Park Hill shareholders Pre-recapitalization                      736,000                                0.95%

Others                                                                                     10,041,424                              12.93%

  Total                                                                                     77,720,000                            100.00%

In connection with the closing of the Share Exchange, we, the Park Hill Controlling Shareholders, Polara and Vincent Lin, Esq. as "Escrow Agent," entered into an escrow agreement dated July 31, 2006.  The parties agreed that Park Hill Controlling Shareholders place an aggregate of 2,379,184 of the Company’s shares (the "Escrow Shares") in escrow with an escrow agent.  While the shares are in escrow, the shareholders of Park Hill pre-recapitalization who delivered the Escrow Shares will have a right to vote the Escrow Shares and will also have a right to any and all dividends paid to the holders of our Common Stock.

If the Company consummates a Private Placement Offering of our securities (post Share Exchange) in which we raise not less than $5,000,000 (the "Financing") within 120 days of the closing of the Share Exchange (subject to extension as provided in the Agreement) (the "Escrow Term"), the escrow agent, at the end of the Financing, shall deliver the Escrow Shares to Park Hill Controlling Shareholders and/or other shareholders who delivered the Escrow Shares to the escrow agent.  In this event, the Park Hill Controlling Shareholders and/or our other shareholders holding 3,886,000 shares of Common Stock will own five percent (5%) of Park Hill and the Polara Global Limited Shareholders holding 73,834,000 shares of Common Stock will own ninety-five percent (95%) of Park Hill.

However, in the event that the Financing is not consummated in the amount of not less than $5,000,000 during the Escrow Term, the escrow agent shall deliver the Escrow Shares to us and the Escrow Shares shall be cancelled on the Company’s stock transfer records.  The Park Hill Controlling Shareholders and/or other shareholders of Park Hill before the recapitalization will then own 1,506,816 shares of Common Stock or two percent (2%) of the issued and outstanding shares of Common Stock and the total number of common stock of the Company is then becoming 75,340,816 shares as below:-

Name                Position Held in Management                   Shares held                          Percentage

Post-Recapitalization

Yao DeRong    Chief Executive                                          22,150,200                               29.40%

                         Officer/Chairman

                          of the Board

Itochu                   Director/                                                     18,015,496                               23.91%

Textile                  Shareholder

Materials

(Asia)

Limited

Yao YunZhen      Management                                                 5,906,720                                7.84%

Yao YunHong     Management                                                 5,906,720                                7.84%

Ren WeiRong      Director/Secretary                                        5,906,720                                 7.84%

Tang ShengLi             Management                                                  5,906,720                                7.84%

All  Park Hill shareholders Pre-recapitalization

Including John P. O'Shea , Deborah A. Salerno

and Frank L. Kramer and other Park Hill

Capital III, Inc.’s shareholders  pre-recapitalization                         1,506,816                                2.00%

Others                                                                                              10,041,424                              13.33%

  Total                                                                                              75,340,816                             100.00%

808277.1 F-22

The cancellation of 2,379,184 shares of common stock has been credited to the additional paid-in  capital of the Company as effected according to the above arrangement because there is no Financing exercise of $5,000,000 or more has occurred within the 120-day period after the Closing of Share Exchange when the said 120-day period ends before December 31, 2006

13.   INCOME TAXES

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income before tax for the year ended December 31, 2006 and 2005:

2006
	PRC	Hong Kong	Total

Income before tax	$5,094,574	$198,724	$5,293,298

Tax at the domestic income tax rate	$1,681,209	$34,776	$1,715,985
Effect of tax exemption granted	(1,052,057)	-	(1,052,057)

Income tax	$629,152	$34,776	$663,928

2005
	PRC	Hong Kong	Total

Income before tax	$4,692,058	$328,180	$5,020,238

Tax at the domestic income tax rate	$1,548,379	$57,432	$1,605,811
Effect of tax exemption granted	(978,092)	-	(978,092)

Income tax	$570,287	$57,432	$627,719

14.   RELATED PARTIES TRANSACTIONS

The following material transactions with related parties during the years were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

	2006	2005

Sales of goods to a related company (a)	$-	$283,469

Purchases of raw materials from related companies (b)	$-	$260,200

c) Sales to Shanghai Itochu Company (SIC), a related company of a director, for the years 2006 and 2005 was nil and $283,469 respectively. The amount due from SIC for the years 2006 and 2005 was nil and $23,803 respectively.

d) Purchases from Japan Itochu Company (JIC), a related company of a director, for the years 2006 and 2005 were nil and $253,171 respectively. The amount due to JIC for the years ended December 31, 2006 and 2005 was $8,561 and $200,553 respectively.  Purchases from Wujiang Delong Fashions Clothes Co., Ltd (WDFC), a company owned by a director, for the years 2006 and 2005 were nil and $7,029.  The amount due from/(to) WDFC for the years ended December 31, 2006 and 2005 was nil and $5,838.

808277.1 F-23

15.   COMPARATIVE AMOUNTS

Certain amounts included in prior’s years’ consolidated financial statements have been reclassified to conform to the current year’s presentation on the basis of recapitalization accounting. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity or net income.

808277.1 F-24