Form 10-K
period 2006-12-31
NEW FIBER CLOTH TECHNOLOGY INC
filed 2007-05-03
CIK 1107564

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

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

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

The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Act and the new regulations promulgated thereunder.  We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes- Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

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

Product type	Actual annual production in 2005	Maximum annual production after completion of expansion
Cotton and Linen	420,000 meters	16,000,000 meters
Synthetic Fiber	73,000,000 meters	75,000,000 meters
Regenerated Cellulosic Fiber	600,000 meters	45,500,000 meters
DuPont Fire-Resistant Fabric (Nomex)	- (production is made at the request of DuPont only)

Throughout the production process, computerized machinery is used to optimize productivity and to ensure product quality. Notwithstanding the shortage of energy (electrical and thermal) supply in China, DeYi’s production plant has not been affected because it is located next to Yi Long Electrical and Thermal Power Factory, which provides continuous supply of electrical and thermal power to DeYi.  The plant has never experienced any shortage of power in the past.

DeYi also currently leases a dyeing plant, together with the machineries therein. The production capacity of this leased production plant is forty percent (40%) of the production plant owned by DeYi.

The major production machines used by DeYi are:

Machine Type	Acquired overseas	Acquired in China	Total number of machines
Flow-form dyeing machine	4	96	100
Stenter heat setting machine	5	4	9
Alkali peeling machine	0	8	8

Handle modifying machine	1	0	1
Air blowing sand washer	1	0	1
Jig dyeing machine	0	4	4
Color measuring and matching machine	2	0	2
Automatic powder weighing system	2	0	2
Uniform squeezer	1	0	1
New products research and development machines	0	15	15
Brushes for woven fabric treatment machine	1	0	1
Specialized dyeing machine	1	0	1
Dryer machine	1	-	1
Combined dyeing machine	1	-	1
Shining machine	1	-	1

DeYi’s Business Development

DeYi’s long-term goal is to become an internationally recognized high quality fashion cloths manufacturer.  DeYi’s plans for continued business development involved the following:

Expansion of production capacity

DeYi intends to expand its production capacity through the leasing of existing printing and dyeing plants and/or through the purchase of computerised printing and dyeing machinery and equipment. DeYi will also increase its purchase of raw materials to cope with its expanding production facilities.

Vertical integration

To ensure the quality of DeYi’s products and to adapt and respond to the market in a timely manner, DeYi plans to vertically integrate by establishing a fabrics manufacturing plant for the production of high quality raw fabrics for its own use on 123 acres of land.  Initial approval has been obtained from the local government for the acquisition of this land but the sale of this piece of real property has not been finalized.  By vertically integrating, DeYi hopes to realize higher profit margins and increase competitiveness.

Expansion of product range and enhancement in products quality

DeYi plans to widen its range of products and enhance the quality of its products by focusing on research and development.  DeYi intends to continue its work with international industry experts while also seeking to work with research professionals and academics in the textile industry in order to invent new products and improve existing products and production processes.

Market expansion

DeYi also plans to extend its geographical coverage by: (1) expanding markets in Asia, Europe and North America and opening up new markets in the Southern hemisphere and the Middle East; (2) continuing to attend international industry trade fairs; and (3) increasing the number of sale offices in China and other geographic locations. DeYi intends to strengthen its marketing force by providing further training to its staff and by hiring additional experienced sales personnel.

DeYi’s Intellectual Property Rights

DeYi owns or is in the process of acquiring the following intellectual property rights:

Trademark	Country of registration	Class	Registration number	Expiration date
DEYI	China	24	1810477	July 20, 2012
Dorita	Italy	-	0	February 9, 2015

Patent type and description	Application date
Post-processing techniques in respect of regenerated cellulosic cupro fibers	August 2005
Dyeing and post-processing techniques for Nomex fibers	August 2005

Competitive Business Conditions

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

Notwithstanding this competition, DeYi’s established reputation in the fabric manufacturing and processing industry, as well as its close relationship with Itochu and its customers allow DeYi to maintain its competitiveness.  Set out below are the names of a few of our customers:

Name or DeYi’s direct and indirect customers
Dolce & Gabbana
DuPont
Nine West
NEXT
Tomen Corporation
Asahikasei
MARUBENI
Fubang Development (HK) Ltd
Kanematsu (Shanghai) Co. Ltd.
Camberley Enterprises Ltd
Tomen (Shanghai) Co., Ltd.
Sumikin Bussan Corporation - www.sumikinbussan.co.jp
Target Corporation
Beijing Garments Imp. & Exp.Corp. Inc.
Liz Claiborne International Ltd. - www.lizclaiborne.com
Sumitomo Corporation (Shanghai) Ltd
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

All or a substantial portion of our assets are located in China. In addition, all of our directors and officers are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons. Moreover, there is doubt as to whether the courts of China would enforce:

· Judgments of United States courts against us, our directors or our officers based on the civil liability provisions of the securities laws of the United States or any state; or

· In original actions brought in China, liabilities against non-residents or us based upon the securities laws of the United States or any state.

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

China has been tightening its environmental regulations. As a result of China’s admission to the WTO, it is possible that China will adopt increasingly stringent environmental regulations to keep in line with other developed countries.  We must comply with various laws and regulations limiting, among other things, the discharge of pollutants and the storage, handling and disposal of a variety of substances, including some substances that contain constituents considered hazardous under environmental laws. Our dyeing and finishing operations result in the discharge of substantial quantities of wastewater and emissions to the atmosphere.  We have never breached the relevant environmental protection laws and regulations since DeYi’s establishment. However, there is no assurance that we would be able to comply with the relevant regulations should the Chinese government impose stricter environmental protection standards and regulations in the future.  We cannot assure you that our environmental liabilities and costs will not increase materially in the future and have a material adverse effect on our cash flow.

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

While we believe our internal control over financial reporting is effective, we are still compiling the system and processing documentation and performing the evaluation needed to comply with Section 404, which is both costly and challenging. We cannot be certain that we will be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2006 (or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

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

The Company has a net operating cash deficiency of $1,685,043 in Year 2006 vs. an positive balance of operating net cash flow from operating activities of $439,246 in Year 2005. This is due to the receivables being granted to various customers in the course of business in light of the increased sales we have achieved.   The Management has consistently monitored the credit level granted to various customers periodically to minimize the risk of over-extension o of credit.  The average receivable collection days are 169 days in Year 2006 vs. 82 days in Year 2005.  However, the inventory turnover days is about 29 days in Year 2006 vs. 48 days in Year 2006 which the turnaround of inventory has been accelerated more than 70% in Year 2006.  The Payable days due to suppliers have been slighted increased from 62 days in Year 2005 to 70 days in Year 2006.  The total number of days lapsed for operating cash flow has been 103 days of operating cash received behind operating cash payment in Year 2006 vs. 36 days of operating cash received ahead of payment in Year 2005 has made an operating cash deficiency in Year 2006.

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

Name	Position Held in Management	Shared held Post-Recapitalization	Percentage
Yao DeRong	Chief Executive Officer/Chairman of the Board	22,150,200	28.50%
Itochu Textile Materials (Asia) Limited	Director/Shareholder	18,015,496	23.18%
Yao YunZhen	Management	5,906,720	7.6%
Yao YunHong	Management	5,906,720	7.6%
Ren WeiRong	Director/Secretary	5,906,720	7.6%

Tang ShengLi	Management	5,906,720	7.6%
John P. O'Shea		1,000,000	1.28%
Deborah A. Salerno		1,000,000	1.28%
Frank L. Kramer		1,150,000	1.48%
Other Park Hill shareholders Pre-recapitalzation		736,000	0.95%
Others		10,041,424	12.93%
Total		77,720,000	100.0%

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

Name	Position Held in Management	Shared held Post-Recapitalization	Percentage
Yao DeRong	Chief Executive Officer/Chairman of the Board	22,150,200	29.40%
Itochu Textile Materials (Asia) Limited	Director/Shareholder	18,015,496	23.91%
Yao YunZhen	Management	5,906,720	7.84%
Yao YunHong	Management	5,906,720	7.84%
Ren WeiRong	Director/Secretary	5,906,720	7.84%
Tang ShengLi	Management	5,906,720	7.84%
All Park Hill Shareholders Pre-recapitalization including John P. O'Shea,
Deborah A. Salerno and
Frank L. Kramer and
Other Park Hill Capital III Inc.'s shareholders Pre-recapitalzation		1,506,816	2.00%
Others		10,041,424	13.33%
Total		75,340,816	100.0%

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

NEW FIBER CLOTH TECHNOLOGY, INC.

	By:	/s/Yao DeRong
YAO DERONG
Chief Executive Officer

	By:	/s/Parker Seto
PARKER SETO
Chief Financial Officer

	By:	/s/Huang Wei-Cheng
HUANG WEI CHENG
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

See notes to consolidated financial statements

NEW FIBER CLOTH TECHNOLOGY, INC.
(Formerly Park Hill Capital III Corp.)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

		2006		2005
	Notes

Net sales		$45,027,749		$35,978,461

Cost of sales		(39,076,020)		(30,393,967)

Gross profit		$5,951,729	$

Selling and distributing costs		(629,901)		(681,056)
Administrative and other operating expenses		(609,885)		(629,040)

Income from operations		$4,711,943		$4,274,398

Interest expenses, net		(679,245)		(418,641)

Other income		1,225,882		1,152,685

Income before taxes		$5,258,580		$5,008,442

Non-operating expenses		(8,259)		-

Income tax	13	(663,928)		(627,719)

Income after taxes		$4,586,393		$4,380,723

Minority interests		-		(909,895)

Net income		$4,586,393		$3,470,828

Earnings Per Share :

· Basic ( Number of common stock: 75,340,816 shares)                      $0.0609              $0.0461

· Diluted ( Number of common stock: 75,340,816 shares)                   $0.0609              $0.0461

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

Surplus reserves consist of the following as of December 31,

	2006	2005

Enterprise reserve fund	$557,166	$234,102
Enterprise expansion fund	557,166	234,102
Employee welfare fund	397,976	167,216

	$1,512,308	$635,420

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

The Group does not anticipate that the adoption of these two standards will have a material impact on these consolidated financial statements.

3. INVENTORIES

	2006	2005
Raw materials	$1,861,450	$2,177,674
Work in progress	992,177	-
Semi finished goods	-	1,423,106
Finished goods	243,594	420,060

	$3,097,221	$1,843,166

4. LAND USE RIGHTS

	2006	2005
Cost of land use rights	$314,015	$303,393
Less: Accumulated amortization	(31,479)	(24,031)

Land use rights, net	$282,536	$281,367

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

7. OTHER RECEIVABLES

Other receivables consist of the following as of December 31,

	2006	2005

Amounts due from directors	$-	$263,270
Amounts due from employees	427,680	38,509
Sundry receivables	9,964,429	4,852,241

	$10,392,109	$5,154,020

All the amounts due from directors/employees are unsecured, interest free, and have no fixed repayment terms.

8. OTHER PAYABLES

Other payables consist of the following as of December 31,

	2006	2005

Amounts due to employees	$215,376	$64,394
Amounts due to directors	384,612	390,073

Deposit received	797,173	181,170

	$1,397,161	$635,637

All the amounts due to employees and directors are unsecured, interest free, and have no fixed repayment terms.

9. SHORT-TERM BANK LOANS

Short-term bank loans are as follows:

	2006	2005
Loans from Bank of China, interest rates at 6.48%
and 5.84% per annum, respectively
Due March 19, 2006	$-	$433,522
Due February 25, 2006	-	359,204
Due March 7, 2006	-	198,182
Due March 28, 2006	-	247,727
Due March 29, 2006	-	247,727
Due April 15, 2006	-	495,454
Due May 1, 2006	-	247,727
Due June 5, 2006	-	247,727
Due February 28, 2007	333,320	-
Due March 3, 2007	371,780	-
Due March 5, 2007	320,500	-
Due March 20, 2007	256,400	-
Due June 21, 2007	538,440	-

	$1,820,440	$3,349,271

Loans from Wujiang Country Commercial Bank,
Interest rate at 7.44% and 8.06% per annum, respectively
Due January 4, 2006	$-	$210,568
Due April 7, 2006	-	247,727
Due April 24, 2006	-	61,932
Due May 27, 2007	256,400	-
Due June 19, 2007	384,600	-

	$641,000	$619,318

	2006	2005
Loan from China Ever Bright Bank, interest rate at
5.85% and 4.62% per annum, respectively
Due April 17, 2006	$-	$718,409
Due May 15, 2006	-	438,477
Due April 24, 2006	-	346,818

Due June 5, 2006	-	222,954
Due June 7, 2006	-	371,591
Due June 16, 2006	-	594,545
Due June 23, 2006	-	656,477
Due May 6, 2007	615,360	-

	$615,360	$3,349,271

Loan from China CITIC Bank, interest rate at 6.003%
and 7.25% per annum, respectively
Due January 13, 2006	$-	$619,318
Due January 13, 2007	641,000	-

	$641,000	$619,318

Loan from China Merchant's Bank, interest rate at
6.435% per annum
Due June 2,2007	$1,282,000	$-

	1,282,000	-

	$4,999,800	$6,966,086

All of the short-term bank loans due in 2006 were paid on their due dates.  Interest expense was $375,238 and $440,666 in 2006 and 2005, respectively. The principal amounts of the short-term bank loans are paid at the due dates and interest is paid quarterly.

10.   NOTES PAYABLE

Notes payable are as follows:

	2006	2005
Secured notes to Bank of China, bank commission
charge at 0.05% each transaction
Due March 1, 2007	$128,200	$-

	$128,200	$-

Secured notes to China Ever Bright Bank, bank
commission charge at 0.05% each transaction
Due March 24, 2006	$-	$433,522
Due March 21, 2006	-	371,591

Due April 8, 2006	-	309,659
Due April 18, 2006	-	520,227
Due March 10,2007	1,025,600	-
Due March 15, 2007	1,128,160	-
Due March 26, 2007	833,300	-
Due April 3, 2007	858,940	-
Due April 17, 2007	1,230,720	-
Due April 24, 2007	641,000	-
Due April 27, 2007	717,920	-

	$6,435,640	$1,634,999

Secured notes to China Merchant's Bank, bank
commission charge at 0.05% each transaction
Due March 30, 2006	$-	$247,727
Due April 12, 2006	-	1,362,499
Due April 30, 2006	-	371,591
Due May 3, 2006	-	495,454
Due June 25, 2006	-	371,591
Due April 16, 2007	1,153,800	-
Due May 14, 2007	1,410,200	-
Due June 29, 2007	256,400	-

	$2,820,400	$2,848,862

Secured notes to Shengze Rural Commercial Bank,
bank commission charge at 0.05% each transaction
Due December 18, 2006	$-	$123,864
Due April 30, 2007	153,840	-
Due May 6, 2007	102,560	-
Due May 30, 2007	153,840	-

	$410,240	$123,864

Secured notes to China CITIC Bank, bank
commission charge at 0.05% each transaction
Due January 26, 2006	$-	$495,454
Due January 16, 2006	-	408,750
Due January 20, 2006		334,432
Due March 28, 2006	-	371,591
Due January 21, 2006	-	80,510
Due January 21, 2007	769,200	-
Due January 26, 2007	512,800	-
Due January 31, 2007	128,200	-
Due February 2, 2007	102,560	-

Due February 22, 2007	38,460	-
Due February 28, 2006	83,330	-
Due March 21, 2007	38,460	-
Due March 30, 2006	102,560	-
Due June 8, 2007	102,560	-

	$1,878,130	$1,690,737

Secured notes to Minsheng Bank, bank
commission charge at 0.05% each transaction
Due April 30, 2007	$1,282,000	$-

	1,282,000	-

	$12,954,610	$6,298,462

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

11.   CAPITAL LEASE OBLIGATIONS

The Group leases a motor vehicle under a non-cancelable lease classified as a capital lease.  The following is a schedule of future minimum lease payments for the capital leases together with the present value of the net minimum lease payments:

	2006	2005
Year ending December 31:
2006	-	$-
2007	-	38,398

Total minimum lease payments		$38,398
Less: Capital lease charges	-	(2,895)

Present value of lease payments		$35,503
Less: Current portion	-	(35,503)

	-	$-

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

Name	Position Held in Management	Shared held Post-Recapitalization	Percentage
Yao DeRong	Chief Executive Officer/Chairman of the Board	22,150,200	28.50%
Itochu Textile Materials (Asia) Limited	Director/Shareholder	18,015,496	23.18%
Yao YunZhen	Management	5,906,720	7.6%
Yao YunHong	Management	5,906,720	7.6%
Ren WeiRong	Director/Secretary	5,906,720	7.6%
Tang ShengLi	Management	5,906,720	7.6%
John P. O'Shea		1,000,000	1.28%
Deborah A. Salerno		1,000,000	1.28%
Frank L. Kramer		1,150,000	1.48%

Other Park Hill shareholders Pre-recapitalzation	736,000	0.95%
Others	10,041,424	12.93%
Total	77,720,000	100.0%

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

Name	Position Held in Management	Shared held Post-Recapitalization	Percentage
Yao DeRong	Chief Executive Officer/Chairman of the Board	22,150,200	29.40%
Itochu Textile Materials (Asia) Limited	Director/Shareholder	18,015,496	23.91%
Yao YunZhen	Management	5,906,720	7.84%
Yao YunHong	Management	5,906,720	7.84%
Ren WeiRong	Director/Secretary	5,906,720	7.84%
Tang ShengLi	Management	5,906,720	7.84%
All Park Hill Shareholders Pre-recapitalization including John P. O'Shea,
Deborah A. Salerno and
Frank L. Kramer and
Other Park Hill Capital III Inc.'s shareholders Pre-recapitalzation		1,506,816	2.00%
Others		10,041,424	13.33%
Total		75,340,816	100.0%

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