Form 10-Q
period 2007-03-31
NEW FIBER CLOTH TECHNOLOGY INC
filed 2007-05-30
CIK 1107564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

[]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________  TO _________________

Commission file number: 000-30021

NEW FIBER CLOTH TECHNOLOGIES, INC,

(Exact name of registrant as specified in its charter)

Nevada	84-1492104
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

PO Box 461029, Glendale, CO	80246
(Address of Principal Executive Offices)	(Zip Code)

(303) 394-1187
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes ☑  No  []

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Large accelerated filer []      Accelerated filer []      Non-accelerated filer ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[] Yes       ☑ No

The number of shares outstanding of  the registrant’s Common Stock, as of May 29, 2007, is 75,340,816 common share.

813286.1 1

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as at March 31, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2007 and 2006	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	6
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosure about Market Risk	26
Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 5. Other Information	27
Item 6. Exhibits	27

SIGNATURES	28
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

813286.1 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	Notes	March 31,	December 31,
		2007	2006
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$2,497,659	$2,197,861
Restricted cash		9,065,984	9,498,923
Marketable securities		145	25,640
Notes receivable		-	1,535,592
Accounts receivable		11,489,534	9,697,813
Inventories	4	3,015,473	3,097,221
Advances to suppliers		2,989,742	3,635,669
Other receivables	7	15,870,938	10,392,109

Total current assets		$44,929,476	$40,080,828
Land use rights	5	283,040	282,536
Long-term notes receivable		-	-
Construction in progress		2,904,560	2,845,259
Plant and equipment, net	6	7,141,045	7,239,058

TOTAL ASSETS		$55,258,121	$50,447,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$8,146,309	$6,254,717
Short-term bank loans	9	5,141,521	4,999,800
Notes payable		12,375,822	12,954,610
Accrued liabilities		136,841	49,635
Customers’ deposits		4,874,051	2,601,077
Other payables	8	5,417,517	1,397,161
Income tax payable		2,135,150	2,093,577
Current portion of capital lease obligations		-	-

Total current liabilities		$38,227,211	$30,350,577

813286.1 3

TOTAL LIABILITIES	$38,227,211	$30,350,577

STOCKHOLDERS’ EQUITY
Common stock	11	$75,341	$75,341
Additional paid in capital		72,225	72,225
Capital reserves		6,583,058	8,465,327
Surplus reserves		1,959,140	1,512,308
Accumulated other comprehensive income		66,124	580,287
Retained earnings		8,275,022	9,391,616

		$17,030,910	$20,097,104

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY		$55,258,121	$50,447,681

See notes to condensed consolidated financial statements

813286.1 4

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

		Three months ended March 31,
	Notes	2007	2006

Net sales		$12,188,168	$7,503,135

Cost of sales		(11,404,563)	(6,447,575)

Gross profit		$783,605	$1,055,560

Selling and distributing costs		(132,300)	(139,551)
Administrative and other operating expenses		(138,995)	(126,497)

Income from operations		$512,310	$789,511

Interest expenses, net		(139,386)	(136,230)

Other income		307,621	306,071

Income before taxes		$680,544	$959,352

Non-operating expenses		-	(313)

Income tax	12	(81,667)	(118,491)

Income after taxes		$598,877	$840,548

Minority interests		-	-

Net income		$598,877	$840,548

Earnings Per Share :

       Basic ( Number of common stock: 75,340,816 shares)                      $0.008              $0.011

       Diluted ( Number of common stock: 75,340,816 shares)                   $0.008              $0.011

There is no dilutive financial instruments being outstanding as at March 31, 2007 and therefore the Basic and Diluted Earnings Per Share is the same

See notes to condensed consolidated financial statements

813286.1 5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)
	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$598,877	$840,548
Depreciation	279,639	243,340
Amortization	1,664	1,603
Appropriation to minority interests
Stock issued for services
(Increase)/decrease in accounts receivable	(1,791,721)	(3,674,589)
Decrease/(increase) in inventories	81,748	(413,961)
(Increase)/decrease in advance to suppliers	645,927	(361,377)
(Increase)/decrease in other receivables	(5,478,829)	(7,656,562)
Decrease/(increase) in prepaid expenses	-	-
Increase/(decrease) in accounts payable	1,891,592	732,020
Increase/(decrease) in taxation payable	41,573	65,402
Increase/(decrease) in customer deposits	4,874,051	3,157,219
Increase/(decrease) in accruals and other payables	(1,332,073)	1,808,113

Net cash (used in)/ provided by operating activities	$(187,551)	$(5,258,242)

Cash flows from investing activities
Payment in construction in progress	$(59,301)	$(17,785)
Land use rights	(2,169)	(1,329)
Proceeds in notes receivable	1,535,592	4,811,109
Investment in a subsidiary	-	-
Investment in marketable securities	25,495	(12,305)
Purchase of plant and equipment	(181,626)	(111,961)
Sales proceed from plant and equipment	-	-

Net cash provided by/(used) in investing activities	$1,317,991	$4,667,729

Cash flows from financing activities
(Repayment)/Proceeds of short-term bank loans	$141,721	$(240,678)
Increase in restricted cash	432,939	(733,523)
(Repayment)/inception of capital lease	-	(9,463)
Proceeds/(repayment) of notes payable	(578,788)	1,025,562
Increase/(decrease) in paid-in capital	-
Increase in common stock	-

813286.1 6

Increase in shareholder contribution	-
Appropriation of statutory reserves and payment	-
of stock dividends to minority shareholders	-

Net cash (used in)/provided by financing activities	$(4,128)	$41,899

Net increase (decrease) in cash and cash equivalents	$1,126,312	$(548,614)
Effect of foreign currency translation on cash and	(826,514)	104,140
cash equivalents
Cash and cash equivalents - beginning of period	2,197,861	998,562

Cash and cash equivalents - end of period	$2,497,659	$554,087

Supplementary cash flow information

Interest paid	$139,386	$136,230

See notes to condensed consolidated financial statements

813286.1 7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Stated in US Dollars)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the New Fiber Cloth Technology, Inc. (the Company) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information.  Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes for the year ended December 31, 2006.

2.  ORGANIZATION AND PRINCIPAL ACTIVITIES

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

813286.1 8

(b) Consolidation

The consolidated financial statements include the accounts of New Fiber Cloth Technology Inc. (the Company) and its subsidiaries (the Group). Significant intercompany transactions have been eliminated in consolidation.

As of March 31, 2007, the particulars of the subsidiaries are as follows:

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

813286.1 9

(e) Concentrations

The Group has three major markets which accounted for the following percentages of total sales and total accounts receivable for the three months ended March 31, 2007 and 2006:

	Revenue		Accounts receivable
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Asia	59%	54%	80%	83%
Europe	30%	38%	16%	14%
Others	11%	8%	4%	3%
Total	100%	100%	100%	100%

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

813286.1 10

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

813286.1 11

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

	March 31, 2007	December 31, 2006
Year end RMB : US$ exchange rate	7.7409	7.8003
Average yearly RMB : US$ exchange rate	7.7714	7.9637

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

The Management believes that one of the Company’s subsidiaries, Polara Global Limited, which is a British Virgin Island incorporated company that has not been carrying out any business activity in Hong Kong, has accepted certain trading receipt from businesses concluded outside Hong Kong, which Management believes that there should be no Hong Kong profits tax exposure.  However, for the sake of prudence, there is Hong Kong profits tax of 17.5% being provided on the loss of Polara Global Limited as nil for the three months ended March 31, 2007 and 2006 respectively in accordance with the relevant tax laws and regulations of Hong Kong.

Deyi is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, also in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. The Company’s first profitable tax year was 2003. The Company will be levied at the 33% tax rate in 2008. As such, the Company’s income tax expense for the three months ended March 31, 2007 and 2006 was $81,667 and $118,491 respectively.

813286.1 12

(s) Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in selling and distribution expenses were $44,772 and $35,612 for the three months ended March 31, 2007 and 2006 respectively.

(t) Shipping and handling

All shipping and handling are expensed as incurred and outbound freight is not billed to customers.  Shipping and handling expenses included in selling and distribution expenses were $28,078 and $53,561 for the three months ended March 31, 2007 and 2006 respectively.

(u) Surplus reserves

Surplus reserves for foreign investment enterprises are referring o the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

Surplus reserves consist of the following as of,

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Enterprise reserve fund	$733,926	$557,166
Enterprise expansion fund	733,926	557,166
Employee welfare fund	491,288	397,976

	$1,959,140	$1,512,308

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

813286.1 13

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

The Group does not anticipate that the adoption of these two standards will have a material impact on these consolidated financial statements.

4.   INVENTORIES

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Raw materials	$2,094,054	$1,861,450
Work in progress	743,671	992,177
Semi finished goods	-	-
Finished goods	177,748	243,594

	$3,015,473	$3,097,221

813286.1 14

5.   LAND USE RIGHTS

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Cost of land use rights	$316,184	$314,015
Less: Accumulated amortization	(33,143)	(31,479)

Land use rights, net	$283,040	$282,536

Amortization expense for the three months ended March 31, 2007 and 2006 was $1,664 and $1,603 respectively.

6.   PLANT AND EQUIPMENT

Plant and equipment consist of the following as of :

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
At cost
Building	$1,724,915	$1,711,777
Machinery	8,731,525	8,570,865
Motor vehicles	412,704	409,561
Office equipment	363,444	358,948
Other equipment	24,837	24,648

	$11,257,425	$11,075,799

Less: Accumulated depreciation
Building	$398,361	$376,070
Machinery	3,232,661	3,014,745
Motor vehicles	219,697	199,593
Office equipment	246,524	228,451
Other equipment	19,137	17,882

	$4,116,380	$3,836,741

	$7,141,045	$7,239,058

813286.1 15

Depreciation expense for the three months ended March 31, 2007 and 2006 was $279,639 and $243,340 respectively.

The Group leases certain machinery to an unrelated company with a term from January 1, 2006 through December 31, 2009. The rental income for the three months ended March 31, 2007 and 2006 are $77,206 and $75,342 respectively. The depreciation of the leased machinery for the three months ended March 31, 2007 and 2006 are $22,784 and $21,979 respectively. The net amount of $54,422 and $53,363 are included in other income in the accompanying consolidated statement of income for the three months ended March 31, 2007 and 2006. The total net book value of the machinery at March 31, 2007 and December 31, 2006 were $503,214 and $522,080.

7.   OTHER RECEIVABLES

Other receivables consist of the following as of:

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Amounts due from directors	$8,186	$-
Amounts due from employees	923,768	427,680
Sundry receivables	14,938,984	9,964,429

	$15,870,938	$10,392,109

All the amounts due from directors/employees are unsecured, interest free, and have no fixed repayment terms.

8.    OTHER PAYABLES

Other payables consist of the following as of:

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Amounts due to employees	$376,568	$215,376
Amounts due to directors	322,973	384,612
Deposit received	4,717,976	797,173

	$5,417,517	$1,397,161

All the amounts due to employees and directors are unsecured, interest free, and have no fixed repayment terms.

813286.1 16

9.  SHORT-TERM BANK LOANS

Short-term bank loans are as follows:

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Loans from Bank of China, interest rates at 6.417%-5.859% and 6.48% per annum, respectively
Due February 28, 2007	$-	$333,320
Due March 3, 2007	-	371,780
Due March 5, 2007	-	320,500
Due March 20, 2007	-	256,400
Due June 21, 2007	-	538,440
Due June 21, 2007	542,573	-
Due September 6, 2007	1,136,819	-
Due September 13, 2007	258,368	-

	$1,937,759	$1,820,440

Loans from Rural Credit Union,
interest rate at 8.928% per annum
Due April 11, 2007	258,368	-
Due September 4, 2007	387,552	-

	645,920	-

Loans from Wujiang Country Commercial Bank,
Interest rate at 8.06% per annum
Due May 27, 2007	$-	$256,400
Due June 19, 2007	-	384,600

	$-	$641,000

Loan from China Ever Bright Bank, interest rate at
5.85% and 5.85% per annum, respectively
Due May 6, 2007	$-	$615,360
Due June 7, 2007	620,083	-

	$620,083	$615,360

813286.1 17

Loan from China CITIC Bank, interest rate at 6.732%
And 6.003% per annum, respectively
Due January 13, 2007	$-	$641,000
Due January 24, 2008	645,920	-

	$645,920	$641,000

Loan from China Merchants Bank, interest rate at
6.138% and 6.435% per annum
Due June 2,2007	$-	$1,282,000
Due August 1, 2007	1,291,839	-

	1,291,839	1,282,000

	$5,141,521	$4,999,800

All of the short-term bank loans due in 2006 were paid on their due dates.  Interest expense was $375,238 in 2006 and $80,037 for the three months ended March 31, 2007, respectively. The principal amounts of the short-term bank loans are paid at the due dates and interest is paid quarterly.

10.  NOTES PAYABLE

Notes payable are as follows:

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Secured notes to Bank of China, bank commission
charge at 0.05% each transaction
Due March 1, 2007	$-	$128,200

	$-	$128,200
Secured notes to China Ever Bright Bank, bank
commission charge at 0.05% each transaction
Due March 10,2007	$-	$1,025,600
Due March 15, 2007	-	1,128,160
Due March 26, 2007	-	833,300
Due April 3, 2007	-	858,940
Due April 17, 2007	-	1,230,720
Due April 24, 2007	-	641,000
Due April 27, 2007	-	717,920

813286.1 18

Due April 3, 2007	865,532	-
Due April 17, 2007	1,162,656	-
Due April 24, 2007	645,920	-
Due April 27, 2007	800,940	-
Due August 1, 2007	645,920	-
Due September 28, 2007	852,614	-

	$4,973,582	$6,435,640
Secured notes to China Merchants Bank, bank
commission charge at 0.05% each transaction
Due April 16, 2007	$-	$1,153,800
Due May 14, 2007	-	1,410,200
Due June 29, 2007	-	256,400
Due April 16, 2007	1,162,656	-
Due May 14, 2007	1,421,023	-
Due June 29, 2007	258,368	-

	$2,842,047	$2,820,400

Secured notes to Shengze Rural Commercial Bank,
bank commission charge at 0.05% each transaction
Due April 30, 2007	$-	$153,840
Due May 6, 2007	-	102,560
Due May 30, 2007	-	153,840
Due March 31, 2007	155,021	-
Due April 8, 2007	103,347	-
Due April 30, 2007	155,021	-
Due July 11, 2007	64,592	-

	$477,981	$410,240

Secured notes to China CITIC Bank, bank
commission charge at 0.05% each transaction
Due January 21, 2007	$-	$769,200
Due January 26, 2007	-	512,800
Due January 31, 2007		128,200
Due February 2, 2007	-	102,560
Due February 22, 2007	-	38,460
Due February 28, 2006	-	83,330
Due March 21, 2007	-	38,460
Due March 30, 2006	-	102,560
Due June 8, 2007	-	102,560
Due March 30, 2007	103,347	-

813286.1 19

Due June 8, 2007	103,347	-
Due July 26, 2007	516,736	-
Due July 26, 2007	775,104	-

	$1,498,534	$1,878,130
Secured notes to Minsheng Bank, bank
commission charge at 0.05% each transaction
Due April 30, 2007	$-	$1,282,000
Due April 30, 2007	1,291,839	-
Due July 11, 2007	1,291,839	-

	2,583,679	1,282,000

	$12,375,822	$12,954,610

All of the notes due on June 8, 2007 and in 2006 were paid on their due date. The bank charges 0.05% of the principal as a commission on each loan transaction. The bank commission charges were $10,141 in 2006 and $2,258 for the three months ended March 31, 2007, respectively, and are included in interest expense, net in the accompanying consolidated statements of income.

11. COMMON STOCK

The common stock of the company is as follows immediate upon the close of recapitalization during the Year 2006:

As of the date before the recapitalization of Polara Global Limited with the non-operating shell-Park Hill Capital III, Inc., effected through a Share Exchange transaction, the shareholder’s composition of Polara Global Limited is as follows:-

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

813286.1 20

Name	Positions Held	Shares Owned	Percentage
John P. O'Shea		1,000,000	30.16%
Deborah A. Salerno	Director/President	1,000,000	30.16%
Frank L. Kramer	Director/Secretary/Treasurer	1,150,000	34.68%
Others		736,000	5.00%
Total		3,886,000	100%

Upon the consummation of the Share Exchange which is characterized as a recapitalization of Polara Global Limited through Park Hill Capital III, Inc., the following table sets forth the beneficial ownership of persons who owned more than five percent of our Common Stock following the closing of the Share Exchange, and the share holdings of the new members of our management, such computations being based upon the 77,720,000 shares of our Common Stock that are or will be outstanding following the closing of the Share Exchange and the original Directors of Park Hill Capital III, Inc. have resigned.

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

813286.1 21

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

12.  INCOME TAXES

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income before tax for the three months ended March 31, 2007 and 2006:

Three months ended March 31, 2006 (Unaudited)
	PRC	Hong Kong	Total

Income before tax	$987,422	$(527)	$986,895

Tax at the domestic income tax rate	$325,849	$-	$325,849
Effect of tax exemption granted	(207,359)	-	(207,359)

Income tax	$118,491	$-	$118,491

Three months ended March 31, 2007 (Unaudited)
	PRC	Hong Kong	Total

Income before tax	$680,560	$(15)	$680,544

Tax at the domestic income tax rate	$224,585	$-	$224,585
Effect of tax exemption granted	(142,918)	-	(142,918)

Income tax	$81,667	$-	$81,667

813286.1 22

13. COMPARATIVE AMOUNTS

Certain amounts included in prior’s years’ consolidated financial statements have been reclassified to conform to the current year’s presentation on the basis of recapitalization accounting. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity or net income.

813286.1 23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATION AND FINANCIAL REVIEW

The Company has completed a recapitalization transaction with Polara Global Limited in Year 2006 and our Group consists of the Polara Global Limited which is incorporated in the British Virgin Islands as the holding vehicle for the major operating subsidiary in China, Deyi Fabric Factory. The principal activities of the Group are manufacturing, dyeing and selling fashion clothes materials. The products are distributed in Asia, Europe, North America, Australia and Africa.

There is no change in the business of the Group in Year 2007.  There is 62% increase in the sales revenue of the Group for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. However, the gross margin has been reduced from 14% for the three months ended March 31, 2006 to 6% for the comparable period in 2007.  The Management considers the decrease in gross margin as part of the result of the new production line-cotton linen mixed fabric, being added at the beginning of Year 2007. The Company has experienced loss on the new product in the first quarter of Year 2007 due to a lack of production experience in cotton linen mixed fabric, a relatively high wastage rate and hence higher production cost was resulted. The gross profit margin was -4% on the new product while the gross profit margin on old product was 11% for the three months ended March 31, 2007. The gross profit margin of old product has decreased slightly from 14% for the three months ended March 31, 2006 to 11% for the same period in Year 2007 due to the fierce competition in the industry especially after the liberalization of textile quota restriction. Despite the loss on new product in the first quarter of 2007, the Company still sees a great potential for the cotton linen mixed fabric in China market. The Company expects to breakeven and generate gross profits of $180,000 from this new product in the second quarter of 2007 with a stable growth in profit in the future. The new product cotton linen mixed fabric will be a major product of the Company in coming years as the consumers in China nowadays demand products which are made from natural substance, of higher qualities and are environmentally-friendly. The production of cotton linen mixed fabric suits the consumers demand and the Company has imported advanced machinery from Italy and hired experts in textile from Italy to raise the quality of its product.

The increase in its business segment of income derived from Asia about 5% more than that in Year 2007 is an expected trend of the above stated market situation.  The positive effect on slight increase in such geographical segment sales has made the Selling expense per Dollar sales being reduced from $0.0186 to $0.0109, representing a 42% saving in Selling and marketing cost that improves the cost-efficiency of the Group’s business marketing activities.

Administrative expenses has increased 10% from $126,497 for the three months ended March 31, 2006 to $138,995 for the three months ended March 31, 2007. The increase of $12,498 was primarily due to the increased testing cost, transportation cost and entertainment cost incurred for the new product-cotton linen mixed fabric, which was brought into production in the Year 2007.

The Group has achieved a Revenue of $12,188,168 for the three months ended March 31, 2007 compared to $7,503,135 for the three months ended March 31, 2006, that represents a 62% increase whereas the gross profits for the relevant periods are $783,605 vs. $1,055,560 respectively, representing a decrease of 26%.  The Management is delighted that our strategy in focusing in Asia as an expanded production centre for garment in the world which provides the opportunity for achieving an economic-of-scale for upward revenue and profit growth in the most cost-efficient way is proven to be a success.

The Group has completed its restructuring and hence the reverse acquisition in Year 2006. The reverse acquisition exercise completed has provided a way for the Management to go to the United States Capital market which the Management is now contemplating for such financing exercise in the Year 2007.

There has been many marketing effort that has been exerted by the Group for its Europe and United States customers for Year ended March 31, 2007.  The Company has been successfully negotiated for being on the designated supplier’s list of certain textile material for the manufacturers of ‘Adidas’ brand shirts which is a

813286.1 24

benchmark for the quality of products our Group is offering in the market.  We are now in the preliminary stage of test-production and expect to grow with more purchase orders in this newly-developed market in Year 2007.

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

  The Management is of the view that while maintaining the current product mix with the current market mix that provides a stable source of income for the Group, it is also important for the Group to plan for new product lines targeting for a higher margin that will contribute more profit and diversified grade of products to the Group, which would then mitigate the risk of any intensive competition of current product lines of the Company that may cause downward trend to the profit margin to the Company in the future.

FINANCIAL RESOURCES AND LIQUIDITY

At the year ended March 31, 2007, the total asset of the Group has grown to $55,258,121 compared to $50,447,681 at the year ended December 31, 2006, representing an increase of about 10%, accompanying a 9% increase in debt ratio as well. The increase in total liabilities was primarily due to an increase in payables and customers’ deposits at the year ended March 31, 2007.

The Company has a net operating cash deficiency of $187,551 for the three months ended March 31, 2007 as compared to $5,258,242 used in operating activities in the same period in 2006. The increased sales for the three months ended March 31, 2007 contributed to the increase in receivables being granted to various customers. The increase in receivables for the three months ended March 31, 2007 was $7,270,550 while the increase in receivables for the three months ended March 31, 2006 was $11,331,151 which led to a decrease in net operating cash deficiency for the three months ended March 31, 2007 compared to the same period in 2006. The Management has consistently monitored the credit level granted to various customers periodically to minimize the risk of over-extension o of credit. The increase in accounts payable has risen from $732,020 for the three months ended March 31, 2006 to $1,891,592 for the comparable period in 2007. The above two factors both contributed to the decrease in net operating cash deficiency for the three months ended March 31, 2007 as compared to the same period in 2006.

As indicated above, such temporary shortfall in operating cash flow due to the expansion of business has been covered by the increase in net cash flow from investing activities of $1,535,592 of proceeds from notes receivables from Note issuers who are its customers also as at March 31, 2007 that result in a net cash inflow from investing activities of $1,317,991 as at March 31, 2007. The quality of notes receivables from customers are evaluated periodically that balance between the risk of bad debt against the increased purchase orders to be placed by these customers.

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

813286.1 25

The Management considers the said cancellation of capital stock of the Company has no effect on its financial resources and liquidity position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's Common Stock is not quoted for trading on any stock exchange or the National Association of Securities Dealers over-the-counter bulletin board, and there is currently no trading market for the Company's Common Stock.  As such, the Company does not perceive any market risks on its securities.

ITEM 4. CONTROLS AND PROCEDURES

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, management concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.  The Company's management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the financial position, results of operation and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In addition, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that has occurred during our last fiscal quarter that has materially affected, or is reasonably likely to affect materially, our internal controls over financial reporting. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

813286.1 26

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors as previously disclosed in the registrant's Form 10-K in response to Item 1A. to Part 1 of Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

813286.1 27

10	Share and Exchange Agreement dated January 26, 2006, is hereby incorporated by reference to an exhibit to the Company's Form 8-K dated August 4, 2006.

11

Statement regarding computation of earnings per share is hereby incorporated by reference to Page F-6 of the Company's Form 10-K dated May 3, 2007, under the section entitled, Consolidated Statements of Income for the Years Ended December 31, 2006 and 2005.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW FIBER CLOTH TECHNOLOGY, INC.
Date: May 30, 2007	By: /s/ Yao DeRong YAO DERONG Chief Executive Officer
Date: May 30, 2007	By: /s/Parker Seto PARKER SETO Chief Financial Officer
Date: May 30, 2007	By: /s/Huang Wei Cheng HUANG WEI-CHENG Chief Accounting Officer

813286.1 28