Form 10-Q
period 2007-06-30
NEW FIBER CLOTH TECHNOLOGY INC
filed 2007-08-14
CIK 1107564

10-Q 1 form10qnewfiber.htm QUARTERLY REPORT ON FORM 10Q FOR THE QUARTER ENDED JUNE 30, 2007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as at June 30, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2007 and 2006	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2007 and 2006 Notes to Condensed Consolidated Financial Statements	6 8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosure about Market Risk	31
Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Submission of Matters to a Vote of Security Holders	33
Item 5. Other Information	33
Item 6. Exhibits	34

SIGNATURES	35
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)
	Notes	As of
		June 30,	December 31,
		2007	2006
ASSETS
Current assets
Cash and cash equivalents		$635,948	$2,197,861
Restricted cash		8,145,864	9,498,923
Marketable securities		148	25,640
Notes receivable		-	1,535,592
Accounts receivable		14,021,411	9,697,813
Inventories	4	3,184,932	3,097,221
Advances to suppliers		4,930,073	3,635,669
Other receivables	7	11,905,856	10,392,109

Total current assets		$42,824,232	$40,080,828
Land use rights	5	285,660	282,536
Long-term notes receivable		-	-
Construction in progress		3,015,372	2,845,259
Plant and equipment, net	6	6,943,536	7,239,058

TOTAL ASSETS		$53,068,800	$50,447,681

CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	Notes		As of
			June 30,	December 31,
			2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY			(Unaudited)	(Audited)
Current liabilities
Accounts payable			$7,494,581	$6,254,717
Short-term bank loans	9		5,219,809	4,999,800
Notes payable			12,292,781	12,954,610
Accrued liabilities			143,542	49,635
Customers’ deposits			2,820,335	2,601,077
Other payables	8		547,442	1,397,161
Income tax payable			2,295,292	2,093,577

Total current liabilities			$30,813,782	$30,350,577

TOTAL LIABILITIES			$30,813,782	$30,350,577

STOCKHOLDERS’ EQUITY
Common stock	11		$75,341	$75,341
Additional paid in capital			72,225	72,225
Capital reserves			8,465,327	8,465,327
Surplus reserves			1,967,183	1,512,308
Accumulated other comprehensive income			787,237	580,287
Retained earnings			10,887,705	9,391,616

		$
			22,255,018	$20,097,104
			7
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY			$53.068,800	$50,447,681
See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 31, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)
		Three months ended June 30,		Six months ended June 30,
	Notes	2007	2006	2007	2006

Net sales		$14,345,426	$12,572,307	$26,598,887	$20,090,898
Cost of sales		(13,035,503)	(11,038,515)	(24,501,160)	(17,499,371)

Gross profit		$1,309,923	$1,533,792	$2,097,727	$2,591,527

Selling and distributing costs		(89,155)	(106,777)	(222,163)	(246,616)
Administrative and other operating expenses		(171,463)	(418,835)	(309,536)	(516,077)

Income from operations		$1,049,305	$1,008,180	$1,566,028	$1,828,834

Interest expenses, net		(175,464)	(139,478)	(315,597)	(275,989)
Other income		318,971	306,696	628,240	613,397

Income before taxes		$1,192,812	$1,175,398	$1,878,671	$2,166,242

Non-operating expenses		-	(595)	-	(909)
Income tax	12	(144,040)	(142,346)	(225,448)	(259,980)

Income after taxes		$1,048,772	$1,032,457	$1,653,223	$1,905,353
Minority interests		-	-	-	-

Net income		$1,048,772	$1,032,457	$1,653,223	$1,905,353

Earnings Per Share :
Basic ( Number of common stock: 75,340,816 shares) 0.0139			0.0137	0.0219	0.0253
Diluted ( Number of common stock: 75,340,816 shares) 0.0139			0.0137	0.0219	0.0253

There is no dilutive financial instruments being outstanding as at June 30, 2007 and therefore the Basic and Diluted Earnings Per Share is the same
See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)
	Six months ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$1,653,223	$1,905,353
Depreciation	370,745	823,203
Amortization	3,379	3,218
Increase in accounts receivable	(4,323,598)	(4,007,925)
Increase in inventories	(87,711)	(903,804)
Increase in advance to suppliers	(1,294,404)	(1,589,900)
Increase in other receivables	(1,513,747)	(6,829,985)
Increase in accounts payable	1,212,133	2,432,840
Increase in taxation payable	201,715	246,397
Increase in customer deposits	219,258	874,586
(Decrease)/increase in accruals and other payables	(755,812)	1,873,515

Net cash used in operating activities	$(4,314,819)	$(5,172,502)

Cash flows from investing activities
Proceeds in notes receivable	1,535,592	4,811,109
Investment in marketable securities	25,492	12,247
Purchase of plant and equipment	(354,862)	(671,048)
Sales proceed from plant and equipment	-	-
	-	-
Net cash provided by investing activities	$1,206,222	$4,152,308

Cash flows from financing activities
Proceeds of short-term bank loans	$200,009	$255,651
Decrease/increase in restricted cash	1,353,059	(2,240,344)
(Repayment)/inception of capital lease	-	(38,398)
(Repayment)/proceeds of notes payable	(661,829)	2,775,415

Net cash (used in)/provided by financing activities	$891,239	$752,324

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)
	Six months ended June 30,
	2007	2006
Net decrease in cash and cash equivalents	$(2,217,358)	$(267,870)
Effect of foreign currency translation on cash and cash equivalents	655,445	340,561
Cash and cash equivalents - beginning of period	2,197,861	998,562

Cash and cash equivalents - end of period	$635,948	$1,071,253

Supplementary cash flow information

Interest paid	$356,018	$290,044

See notes to condensed consolidated financial statements

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(Stated in US Dollars)

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

As of June 30, 2007, the particulars of the subsidiaries are as follows:

Name of company	Place of incorporation	Date of incorporation	Attributable equity interest %	Issued capital

Polara Global Limited	British Virgin Islands	20-Jan-99	100	US$50,000

Wujiang Deyi Fashions Cloths Company Limited (Deyi)	People’s Republic of China	29-Apr-00	100	US$10,000,000

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(e) Concentrations

The Group has three major markets which accounted for the following percentages of total sales and total accounts receivable for the three months ended June 30, 2007 and 2006:

	Revenue		Accounts receivable
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Asia	61%	57%	86%	85%
Europe	32%	36%	11%	12%
Others	7%	8%	3%	3%
Total	100%	100%	100%	100%
(f) Land Use Rights

Land use rights are being amortized by the straight-line method over the respective lease terms ranging from 44 to 50 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	June 30,	December 31,
	2007	2006
Year end RMB : US$ exchange rate	7.6248	7.8003
Average RMB : US$ exchange rate	7.7299	7.9637

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Management believes that one of the Company’s subsidiaries, Polara Global Limited, which is a British Virgin Island incorporated company that has not been carrying out any business activity in Hong Kong, has accepted certain trading receipt from businesses concluded outside Hong Kong, which Management believes that there should be no Hong Kong profits tax exposure.  However, for the sake of prudence, there is Hong Kong profits tax of 17.5% being provided on the loss of Polara Global Limited as nil for the three months ended June 30, 2007 and 2006 respectively in accordance with the relevant tax laws and regulations of Hong Kong.

Deyi is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, also in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. The Company’s first profitable tax year was 2003. The Company will be levied at the 33% tax rate in 2008. As such, the Company’s income tax expense for the three months ended June 30, 2007 and 2006 was $142,346 and $144,040 respectively.

(s) Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in selling and distribution expenses were $8,210 and $7,714 for the three months ended June 30, 2007 and 2006 respectively.

(t) Shipping and handling

All shipping and handling are expensed as incurred and outbound freight is not billed to customers.  Shipping and handling expenses included in selling and distribution expenses were $23,494 and $52,308 for the three months ended June 30, 2007 and 2006 respectively.

Employee welfare fund

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(u) Surplus reserves

Surplus reserves for foreign investment enterprises are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

Surplus reserves consist of the following as of,
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Enterprise reserve fund	$737,074	$557,166
Enterprise expansion fund	737,074	557,166
	493,035	397,976

	$1,967,183	$1,512,308

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

The effective date for this Statement is for accounting changes and corrections of errors made in fiscal year beginning after December 15, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(Unaudited)
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

4. INVENTORIES
	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Raw materials	$1,763,837	$1,861,450
Work in progress	666,100	992,177
Semi finished goods	-	-
Finished goods	754,995	243,594

	$3,184,932	$3,097,221

5. LAND USE RIGHTS
	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Cost of land use rights	$320,519	$314,015
Less: Accumulated amortization	(34,859)	(31,479)

Land use rights, net	$285,660	$282,536

Amortization expense for the three months ended June 30, 2007 and 2006 was $1,716 and $1,603 respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

6. PLANT AND EQUIPMENT

Plant and equipment consist of the following as of :
	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Building	$1,751,179	$1,711,777
Machinery	8,864,477	8,570,865
Motor vehicles	418,988	409,561
Office equipment	370,802	358,948
Other equipment	25,215	24,648

	$11,430,661	$11,075,799

Less: Accumulated depreciation
Building	$424,128	$376,070
Machinery	3,525,467	3,014,745
Motor vehicles	246,086	199,593
Office equipment	270,629	228,451
Other equipment	20,815	17,882

	$4,487,125	$3,836,741

	$6,943,536	$7,239,058

Depreciation expense for the three months ended June 30, 2007 and 2006 was $370,745 and $196,466 respectively.

The Group leases certain machinery to an unrelated company with a term from January 1, 2006 through December 31, 2009. The rental income for the three months ended June 30, 2007 and 2006 are $78,035 and $73,926 respectively. The depreciation of the leased machinery for the three months ended June 30, 2007 and 2006 are $10,494 and $17,303 respectively. The net amount of $67,541 and $56,623 are included in other income in the accompanying consolidated statement of income for the three months ended June 30, 2007 and 2006. The total net book value of the machinery at June 30, 2007 and December 31, 2006 were $487,654 and $520,932.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

7. OTHER RECEIVABLES

Other receivables consist of the following as of:
	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Amounts due from directors	$3,064	$-
Amounts due from employees	533,376	427,680
Sundry receivables	11,369,416	9,964,429

	$11,905,856	$10,392,109

All the amounts due from directors/employees are unsecured, interest free, and have no fixed repayment terms.

8. OTHER PAYABLES

Other payables consist of the following as of:
	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Amounts due to employees	$381,598	$215,376
Amounts due to directors	60,343	384,612
Deposit received	105,501	797,173

	$547,442	$1,397,161

All the amounts due to employees and directors are unsecured, interest free, and have no fixed repayment terms.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

9. SHORT-TERM BANK LOANS

Short-term bank loans are as follows:
	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Loans from Bank of China, interest rates at 6.417%-5.859% and 6.48% per annum, respectively
Due February 28, 2007	$-	$333,320
Due March 3, 2007	-	371,780
Due March 5, 2007	-	320,500
Due March 20, 2007	-	256,400
Due June 21, 2007	-	538,440
Due September 6, 2007	1,154,128	-
Due September 13, 2007	262,302	-
Due December 22, 2007	550,834	-

	$1,967,264	$1,820,440

Loans from Rural Credit Union,
interest rate at 8.928% per annum
Due September 15, 2007	393,453	-
Due November 29, 2007	262,302	-

	655,755	-

Loans from Wujiang Country Commercial Bank,
Interest rate at 8.06% per annum
Due May 27, 2007	$-	$256,400
Due June 19, 2007	-	384,600

	$-	$641,000

Due August 1, 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

9. SHORT-TERM BANK LOANS

Short-term bank loans are as follows:
	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Loan from China Ever Bright Bank, interest rate at
5.85% and 6.39% per annum, respectively
Due May 6, 2007	$-	$615,360
Due May 8, 2008	629,525	-

	$629,525	$615,360

Loan from China CITIC Bank, interest rate at 6.732%
And 6.003% per annum, respectively
Due January 13, 2007	$-	$641,000
Due January 24, 2008	655,755	-

	$655,755	$641,000

Loan from China Merchants Bank, interest rate at
6.138% and 6.435% per annum
Due June 2,2007	$-	$1,282,000
	1,311,510	-

	1,311,510	1,282,000

	$5,219,809	$4,999,800

All of the short-term bank loans due in 2006 were paid on their due dates.  Interest expense was $375,238 in 2006 and $275,981 for the three months ended June 30, 2007, respectively. The principal amounts of the short-term bank loans are paid at the due dates and interest is paid quarterly.

Due September 28, 2007

Due October 16, 2007

Due October 17, 2007

Due October 22, 2007

$5,049,313

$6,435,640

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

10. NOTES PAYABLE

Notes payable are as follows:
	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Secured notes to Bank of China, bank commission
charge at 0.05% each transaction
Due March 1, 2007	$-	$128,200

	$-	$128,200
Secured notes to China Ever Bright Bank, bank
commission charge at 0.05% each transaction
Due March 10,2007	$-	$1,025,600
Due March 15, 2007	-	1,128,160
Due March 26, 2007	-	833,300
Due April 3, 2007	-	858,940
Due April 17, 2007	-	1,230,720
Due April 24, 2007	-	641,000
Due April 27, 2007	-	717,920
Due August 1, 2007	655,755	-
Due September 20, 2007	878,712	-
	865,597	-
734,445	-
1,259,049	-
655,755	-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

10. NOTES PAYABLE (CONTINUED)	As of			December 31,
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Secured notes to China Merchants Bank, bank			(Unaudited)	(Audited)
commission charge at 0.05% each transaction
Due April 16, 2007	$-	$1,153,800
Due May 14, 2007	-	1,410,200
Due June 29, 2007	-	256,400
Due August 15, 2007	786,906	-
Due October 16, 2007	1,180,359	-
Due November 16, 2007	472,143	-

	$2,439,408	$2,820,400
Secured notes to Shengze Rural Commercial Bank,
bank commission charge at 0.05% each transaction
Due April 30, 2007	$-	$153,840
Due May 6, 2007	-	102,560
Due May 30, 2007	-	153,840
Due July 25, 2007	65,575	-
Due November, 2007	131,151	-

	$196,726	$410,240
Secured notes to Minsheng Bank, bank
commission charge at 0.05% each transaction
Due April 30, 2007	$-	$1,282,000
Due July 11, 2007	1,311,510	-
Due September 3, 2007	1,311,510	-
Due December 11, 2007	393,453	-

	3,016,473	1,282,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)
10. NOTES PAYABLE (CONTINUED)
	As of		As of
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Secured notes to China CITIC Bank, bank
commission charge at 0.05% each transaction
Due January 21, 2007	$-	$769,200
Due January 26, 2007	-	512,800
Due January 31, 2007	-	128,200
Due February 2, 2007	-	102,560
Due February 22, 2007	-	38,460
Due February 28, 2006	-	83,330
Due March 21, 2007	-	38,460
Due March 30, 2006	-	102,560
Due June 8, 2007	-	102,560
Due July 26, 2007	524,604	-
Due July 26, 2007	786,906	-
Due September 6, 2007	82,625	-
Due October 30, 2007	196,726	-

	$1,590,861	$1,878,130

	$12,292,781	$12,954,610

The bank charges 0.05% of the principal as a commission on each loan transaction. The bank commission charges were $10,141 in 2006 and $4,575 for the three months ended June 30, 2007, respectively, and are included in interest expense, net in the accompanying consolidated statements of income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)
11. COMMON STOCK (CONTINUED)

The following table sets forth the beneficial ownership of persons who owned more than five percent of the Company’s Common Stock prior to the closing of the Share Exchange, and the share holdings of the then members of Park Hill Capital III, Inc.’s management, such computations being based upon the 3,886,000 shares of our Common Stock that were then outstanding:

Name	Positions Held	Shares Owned	Percentage
John P. O'Shea		1,000,000	25.73%
Deborah A. Salerno	Director/President	1,000,000	25.73%
Frank L. Kramer	Director/Secretary/Treasurer	1,150,000	29.60%
Others		736,000	18.94%
Total		3,886,000	100%

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)
11. COMMON STOCK (CONTINUED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)
12. INCOME TAXES

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income before tax for the three months ended June 30, 2007 and 2006:

Three months ended June 30, 2006 (Unaudited)
	PRC	Hong Kong	Total

Income before tax	$1,175,398	$-	$1,175,398

Tax at the domestic income tax rate	$387,881	$-	$387,881
Effect of tax exemption granted	(245,535)	-	(245,535)

Income tax	$142,346	$-	$142,346

Three months ended June 30, 2007 (Unaudited)
	PRC	Hong Kong	Total

Income before tax	$1,192,812	$-	$1,192,812

Tax at the domestic income tax rate	$393,628	$-	$393,628
Effect of tax exemption granted	(249,588)	-	(249,588)

Income tax	$144,040	$-	$144,040

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. This quarterly report contains forward-looking statements. The words “anticipated,” “believe,” “expect”, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

OPERATION AND FINANCIAL REVIEW

New Fiber Cloth Technology, Inc. (the Company) formerly Park Hill Capital III Corp., was incorporated in the State of Nevada, United States on March 2, 1999.

On July 31, 2006, the Company underwent a reverse-merger with Polara Global Limited (Polara), a British Virgin Islands international business company. Pursuant to the Share Exchange, the Company changed its name to New Fiber Cloth Technology, Inc. and effectuated an increase in the Company's authorized common stock from 25,000,000 to 200,000,000.

The Company has completed a recapitalization process with Polara Global Limited in Year 2006 and our Group consists of the Polara Global Limited which is incorporated in the British Virgin Islands as the holding company for Deyi Fabric Factory, the major operating subsidiary in China. The principal activities of the Group are manufacturing, dyeing and selling fashion clothes materials. The products are distributed to Asia, Europe, North America, Australia and Africa.

The Group’s business remains unchanged in Year 2007.

There is 32.4% increase in sales revenue in the first six months of 2007 when compare to the first six months in 2006 and with a gross profit margin of 7.9%. The 24% of total sales is brought by the new product line (cotton linen mixed fabric), the remaining 76% of sales is brought by our original product line.

In the second quarter, the Group has got sales revenue of $14,345,426, there is 14% increase in the sales revenue for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The new product contributed 16% of the sales in the second quarter of 2007.

The gross profit margin has been decreased from 12.9% for the six months ended June 30, 2006 to 7.89% for the six months ended June 30, 2007. In the second quarter, the gross profit margin has been decreased from 12.2% for the three months ended June 30, 2006 to 9.13% for the three months ended June 30, 2007. The decrease of the gross profit margin is due to the new product line (cotton linen mixed fabric) put into production. The Company has experienced loss on the new product in the first quarter of Year 2007 due to a lack of production experience in cotton linen mixed fabric.

The new product line started production in the first quarter of 2007. It brought a gross loss of 4% to the Group in the first quarter. As the production technique of cotton linen mixed fabric becomes matured, the new product brought a gross profit of 6.2% to the Group in the second quarter of 2007. The Group has confident that after six months production, the production technique will be more matured and bring a steady profit to the Group in the third quarter.

The new product cotton linen mixed fabric will be a major product of the Company for the whole year as the consumers in China nowadays demand products which are made from natural substance, of higher qualities and are environmentally-friendly. The production of cotton linen mixed fabric suits the consumers demand and the Company has imported advanced machinery from Italy and hired experts in textile from Italy to raise the quality of the products.

Revenue by geographical segmentation

The increase in its business segment of income derived from Asia about 4% more than that in Year 2007 is an expected trend of the above stated market situation. The new product of cotton linen mixed fabric is mainly provided to the customers in Asia. The positive effect on slight increase in such geographical segment sales has made the selling expense per dollar sales being reduced from $0.0084 to $0.0062, representing a 16% of saving in selling and marketing cost that improves the cost-efficiency of the Group’s business marketing activities.

FUTURE PLAN

The management put in much effort on overseas marketing and promotion in 2007, such as Europe and United States.  The Company has been successfully negotiated for being one of the designated suppliers of certain textile material for the manufacturers of ‘Adidas’ brand shirts. It will be a sign of quality of our products. It shows that our products are above standards. We expect a steady growth in this newly-developed market in 2007.

 The management is of the view that while maintaining the current product mix with the current market that provides a stable income for the Group, it is also important for the Group to plan for new product lines targeting for a higher margin that will contribute more profit and diversified grade of products to the Group, which would then mitigate risk of any intensive competition of current product lines pf the Company that may cause downward trend to the margin to the Company in the future.

FINANCIAL RESOURCES AND LIQUIDITY

The inventory turnover for the six months period ended 2007 is 23 days, the turnover period is shortened by 28 days when compared to 51 days for the six months period ended 2006. The high ratio of inventory turnover represent that the Company has a healthy inventory level and strong sales.

The accounts receivables turnover is lengthened by 29 days from 67 days for the six months period ended June 30, 2006 to 96 days for the six months period ended June 30, 2007. The increase in the receivable period is due to a longer credit sales for the new product lines.

The accounts payable turnover for the six months period ended 2007 is 51 days, the accounts payable turnover is shortened by 27 days when compared to 78 days for the six months period ended 2006. the shorter of the accounts payable turnover day is due to the new supplier for the new line products whose give a shorter credit day for the Company.

Even although the Group has got a 27 days decrease in the payables repayment period in the six months period ended June 30, 2007 when compared to the six months period ended June 30, 2006, there is no doubt that the Group has sufficient money for to repay the debts.

The debt to assets ratio represents the debt repayment ability of the Group. The debts to assets ratio of the Group is 58% for the six month period ended 2007 and the total liabilities increased by about $0.8 million, it was primarily due to an increase in notes payables and the tax payables at the six months ended June 30, 2007. The notes payable is increased by 29% when compare to first six months in 2006. Although the liabilities of the Group was increased, it was due to the expansion of the Group.

The Group’ s business policy of market expansion with prudent evaluation is supported by our principal bankers whom have granted over $12 Millions of short term loans that finance the operating of the Company.   All such short term loans are at an interest rate lower than the gross margin. The interest rate is not more than 9%. The proceeds from short term bank loan and $1,353,059 decrease in restricted cash is sufficient to repay the note payable of $661,829 for 2007. There are sufficient funds from finance activities, there is sufficient money to support the market expansion and the investing activities.

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

No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

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

Exhibit Description of Documents

Number

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

NEW FIBER CLOTH TECHNOLOGY, INC.

Date:  August 14, 2007 By:  /s/ Yao DeRong

YAO DERONG

Chief Executive Officer

Date:   August 14, 2007 By:  /s/Qing Hua Sun

QING HUA SUN

Chief Financial Officer

Date:   August 14, 2007 By:  /s/Huang Wei-Cheng

HUANG WEI-CHENG

Chief Accounting Officer