Form 10-Q
period 2007-09-30
NEW FIBER CLOTH TECHNOLOGY INC
filed 2007-11-14
CIK 1107564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Large accelerated filer []      Accelerated filer []      Non-accelerated filer ☑þ

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[] Yes       þ☑  No

The number of shares outstanding of the registrant’s Common Stock, as of November 14, 2007, is 75,340,816 common share.

834183.2

834183.2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW FIBER CLOTH TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(Unaudited)

(Stated in US Dollars)

	Notes	As of
		September 30,	December 31,
		2007	2006
ASSETS
Current assets
Cash and cash equivalents		$1,222,967	$2,197,861
Restricted cash		7,332,973	9,498,923
Marketable securities		-	25,640
Notes receivable		-	1,535,592
Accounts receivable		18,301,929	9,697,813
Inventories	4	3,184,890	3,097,221
Advances to suppliers		5,561,206	3,635,669
Other receivables	7	10,987,195	10,392,109

Total current assets		$46,591,160	$40,080,828
Land use rights	5	288,020	282,536
Construction in progress		2,980,154	2,845,259
Plant and equipment, net	6	6,957,760	7,239,058

TOTAL ASSETS		$56,817,094	$50,447,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$6,839,637	$6,254,717
Short-term bank loans	9	5,959,349	4,999,800
Notes payable		10,242,631	12,954,610
Accrued liabilities		-	49,635
Customers’ deposits		6,682,179	2,601,077
Other payables	8	241,375	1,397,161
Income tax payable		2,631,368	2,093,577

Total current liabilities		$32,596,539	$30,350,577

TOTAL LIABILITIES		$32,596,539	$30,350,577

834183.2

See notes to condensed consolidated financial statements

NEW FIBER CLOTH TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(Unaudited)

(Stated in US Dollars)

	Notes	As of
		September 30,	December 31,
		2007	2006
STOCKHOLDERS’ EQUITY
Common stock	11	$75,341	$75,341
Additional paid in capital		72,225	72,225
Capital reserves		8,465,327	8,465,327
Surplus reserves		2,308,329	1,512,308
Accumulated other comprehensive income		945,986	580,287
Retained earnings		12,353,347	9,391,616

		$24,220,555	$20,097,104

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$56,817,094	$50,447,681

See notes to condensed consolidated financial statements

834183.2

NEW FIBER CLOTH TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 31, 2007 AND 2006

(Unaudited)

(Stated in US Dollars)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2007	2006	2007	2006

Net sales		$17,491,554	$9,642,625	$44,035,216	$29,785,991
Cost of sales		(15,452,800)	(8,382,132)	(39,906,227)	(25,896,560)

Gross profit		$2,038,754	$1,260,493	$4,128,989	$3,889,431

Selling and distributing costs		(194,855)	(147,786)	(421,907)	(425,690)
Administrative and other operating expenses		(91,577)	(27,522)	(402,027)	(221,765)

Income from operations		$1,752,322	$1,085,185	$3,305,055	$3,241,976

Interest expenses, net		(215,007)	(130,456)	(529,845)	(406,905)
Other income		322,450	307,502	950,647	922,501

Income before taxes		$1,859,765	$1,262,231	$3,725,857	$3,757,572

Non-operating expenses		-	(30,612)	-	(30,612)
Income tax	12	(223,181)	(142,846)	(447,120)	(442,287)

Income after taxes		$1,636,584	$1,088,773	$3,278,737	$3,284,673
Minority interests		-	-	-	-

Net income		$1,636,584	$1,088,773	$3,278,737	$3,284,673

Earnings Per Share :
Basic (Number of common stock: 75,340,816 shares)		0.0217	0.0145	0.0435	0.0436
Diluted (Number of common stock: 75,340,816 shares)		0.0217	0.0145	0.0435	0.0436

There is no dilutive financial instruments being outstanding as at September 30, 2007 and therefore the Basic and Diluted Earnings Per Share are the same.

See notes to condensed consolidated financial statements

834183.2

NEW FIBER CLOTH TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

(Stated in US Dollars)

	As of
	September 30,	September 30,
	2007	2006
Cash flows from operating activities
Net income	$3,278,737	$3,284,673
Depreciation	981,366	629,847
Amortization	5,141	476
Increase in accounts receivable	(8,604,116)	(2,690,078)
Increase in inventories	(87,669)	(1,393,165)
Increase in advance to suppliers	(1,925,537)	(655,563)
Increase in other receivables	(595,086)	(6,077,585)
Increase in accounts payable	584,920	2,558,689
Increase in taxation payable	537,791	390,489
Increase in customer deposits	4,081,102	572,502
(Decrease)/increase in accruals and other payables	(1,205,431)	5,671,018

Net cash (used in)/provided by operating activities	$(2,948,782)	$2,291,303

Cash flows from investing activities
Proceeds in notes receivable	1,535,592	(1,098,098)
Investment in marketable securities	25,640	384
Purchase of plant and equipment	(700,068)	(396,196)
(Increase)/decrease in construction in progress	(134,895)	29,127
	-	-
Net cash provided/(used in) by investing activities	$726,269	$(1,464,783)

Cash flows from financing activities
Proceeds of short-term bank loans	$959,549	$364,317
Decrease/(increase) in restricted cash	2,165,950	(823,889)
(Repayment)/inception of capital lease	-	(38,398)
(Repayment)/proceeds of notes payable	(2,711,979)	2,271,920

Net cash provided by financing activities	$413,520	$1,773,950

Net (decrease)/increase in cash and cash equivalents	$(1,808,993)	$2,600,470
Effect of foreign currency translation on cash and cash equivalents	834,099	371,354
Cash and cash equivalents - beginning of period	2,197,861	998,562

Cash and cash equivalents - end of period	$1,222,967	$3,970,386

Supplementary cash flow information
Interest paid	$575,140	$290,044

834183.2

See notes to condensed consolidated financial statements

NEW FIBER CLOTH TECHNOLOGY, INC.

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

2.  ORGANIZATION AND PRINCIPAL ACTIVITIES

New Fiber Cloth Technology, Inc. (the Company), formerly Park Hill Capital III Corp., was incorporated in the State of Nevada, United States on March 2, 1999.

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

834183.2

NEW FIBER CLOTH TECHNOLOGY, INC.

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

(b) Consolidation

The consolidated financial statements include the accounts of New Fiber Cloth Technology Inc. (“the Company”) and its subsidiaries (“the Group”). Significant intercompany transactions have been eliminated in consolidation.

As of September 30, 2007, the particulars of the subsidiaries are as follows:

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

834183.2

NEW FIBER CLOTH TECHNOLOGY, INC.

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

(e) Concentrations

The Group has three major markets which accounted for the following percentages of total sales and total accounts receivable for the three months ended September 30, 2007 and 2006:

	Revenue		Accounts receivable
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Asia	59%	56%	82%	83%
Europe	35%	38%	15%	13%
Others	6%	6%	3%	4%
Total	100%	100%	100%	100%

(f) Land Use Rights

Land use rights are being amortized by the straight-line method over the respective lease terms ranging from 44 to 50 years.

834183.2

NEW FIBER CLOTH TECHNOLOGY, INC.

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

834183.2

NEW FIBER CLOTH TECHNOLOGY, INC.

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

	September 30,	December 31,
	2007	2006
Year end RMB : US$ exchange rate	7.5176	7.8003
Average RMB : US$ exchange rate	7.6758	7.9637

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

834183.2

NEW FIBER CLOTH TECHNOLOGY, INC.

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

The Management believes that one of the Company’s subsidiaries, Polara Global Limited, which is a British Virgin Island incorporated company that has not been carrying out any business activity in Hong Kong, has accepted certain trading receipt from businesses concluded outside Hong Kong, which Management believes that there should be no Hong Kong profits tax exposure.  However, for the sake of prudence, there is Hong Kong profits tax of 17.5% being provided on the loss of Polara Global Limited as nil for the three months ended September 30, 2007 and 2006 respectively in accordance with the relevant tax laws and regulations of Hong Kong.

Deyi is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, also in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. The Company’s first profitable tax year was 2003. The Company will be levied at the 33% tax rate in 2008. As such, the Company’s income tax expense for the three months ended September 30, 2007 and 2006 was $223,181 and $142,846 respectively.

(s) Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in selling and distribution expenses were $41,773 and $48,216 for the three months ended September 30, 2007 and 2006 respectively.

(t) Shipping and handling

All shipping and handling are expensed as incurred and outbound freight is not billed to customers.  Shipping and handling expenses included in selling and distribution expenses were $72,192 and $43,621 for the three months ended.

(u) Surplus reserves

Surplus reserves for foreign investment enterprises are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

Surplus reserves consist of the following as of,

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Enterprise reserve fund	$862,935	$557,166
Enterprise expansion fund	862,935	557,166
Employee welfare fund	582,459	397,976

	$2,308,329	$1,512,308

834183.2

NEW FIBER CLOTH TECHNOLOGY, INC.

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

The Group does not anticipate that the adoption of these two standards will have a material impact on these consolidated financial statements.

4.   INVENTORIES

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Raw materials	$2,341,140	$1,861,450
Work in progress	765,761	992,177
Semi finished goods	-	-
Finished goods	77,989	243,594

	$3,184,890	$3,097,221

834183.2

NEW FIBER CLOTH TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(Stated in US Dollars)

5. LAND USE RIGHTS

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Cost of land use rights	$293,161	$314,015
Less: Accumulated amortization	(5,141)	(31,479)

Land use rights, net	$288,020	$282,536

Amortization expense for the three months ended September 30, 2007 and 2006 was $1,761 and $4,242 respectively.

6.   PLANT AND EQUIPMENT

Plant and equipment consist of the following as of :

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Building	$1,776,151	$1,711,777
Machinery	9,171,716	8,570,865
Motor vehicles	424,963	409,561
Office equipment	377,462	358,948
Other equipment	25,575	24,648

	$11,775,867	$11,075,799
Less: Accumulated depreciation
Building	$430,177	$376,070
Machinery	3,803,017	3,014,745
Motor vehicles	270,844	199,593
Office equipment	293,324	228,451
Other equipment	20,745	17,882

	$4,818,107	$3,836,741

	$6,957,760	7,239,058

Depreciation expense for the three months ended September 30, 2007 and 2006 was $259,102 and $383,989 respectively.

The Group leases certain machinery to an unrelated company with a term from January 1, 2006 through December 31, 2009. The rental income for the three months ended September 30, 2007 and 2006 are $78,168 and $74,829 respectively. The depreciation of the leased machinery for the three months ended September 30, 2007 and 2006 are $10,568 and $16,681 respectively. The net amount of $67,541 and $56,623 are included in other income in the accompanying consolidated statement of income for the three months ended September 30, 2007 and 2006. The total net book value of the machinery at September 30, 2007 and December 31, 2006 were $477,086 and $520,932.

834183.2

NEW FIBER CLOTH TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(Stated in US Dollars)

7.   OTHER RECEIVABLES

Other receivables consist of the following as of:

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Amounts due from directors	$5,308	$-
Amounts due from employees	1,464	427,680
Loan from suppliers	9,047,965	-
Sundry receivables	1,926,773	9,964,429

	$10,981,510	$10,392,109

All the amounts are unsecured, interest free, and have no fixed repayment terms.

8.    OTHER PAYABLES

Other payables consist of the following as of:

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Amounts due to employees	$68,968	$215,376
Amounts due to directors	-	384,612
Dividend payable	85,336	-
Deposit received	87,071	797,173

	$241,375	$1,397,161

All the amounts are unsecured, interest free, and have no fixed repayment terms.

834183.2

NEW FIBER CLOTH TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(Stated in US Dollars)

9.  SHORT-TERM BANK LOANS

Short-term bank loans are as follows:

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Loans from Bank of China, interest rates at 5.859-7.371% per annum, respectively
Due February 28, 2007	$-	$333,320
Due March 3, 2007	-	371,780
Due March 5, 2007	-	320,500
Due March 20, 2007	-	256,400
Due June 21, 2007	-	538,440
Due December 22, 2007	558,689	-
Due August 19, 2008	771,523	-
Due August 23, 2008	665,106	-

	$1,995,318	$1,820,440

Loans from Rural Credit Union,
interest rate at 8.928% per annum
Due November 29, 2007	266,042	-
Due February 22, 2007	399,064	-

	665,106	-

Loans from Wujiang Country Commercial Bank,
Interest rate at 8.06% per annum
Due May 27, 2007	$-	$256,400
Due June 19, 2007	-	384,600

	$-	$641,000

Loan from China Ever Bright Bank, interest rate at
5.85% and 6.39% per annum, respectively
Due May 6, 2007	$-	$615,360
Due May 8, 2008	638,501	-

	$638,501	$615,360

834183.2

NEW FIBER CLOTH TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(Stated in US Dollars)

9.  SHORT-TERM BANK LOANS

Short-term bank loans are as follows:

As of
September 30,	December 31,
2007	2006
(Unaudited)	(Audited)

Loan from China CITIC Bank, interest rate at 6.732%
And 6.003% per annum, respectively
Due January 13, 2007	$-	$641,000
Due January 24, 2008	655,106	-

	$655,106	$641,000

Loan from China Merchants Bank, interest rate at
6.138% and 6.435% per annum
Due June 2,2007	$-	$1,282,000
Due August 1, 2007	1,330,212	-

	1,330,212	1,282,000

Loan from China Minsheng Banking Corp., Ltd,
interest rate at 6.435% and 6.138% per annum
Due June 2,2007	$-	$1,282,000
Due October 28, 2007	665,106	-

	665,106	1,282,000

	$5,949,349	$4,999,800

All of the short-term bank loans due in 2006 were paid on their due dates.  Interest expense was $375,238 in 2006 and $219,122 for the three months ended September 30, 2007, respectively. The principal amounts of the short-term bank loans are paid at the due dates and interest is paid quarterly.

834183.2

NEW FIBER CLOTH TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(Stated in US Dollars)

10.  NOTES PAYABLE

Notes payable are as follows:

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Secured notes to Bank of China, bank commission
charge at 0.05% each transaction
Due March 1, 2007	$-	$128,200
Due January 31, 2008	133,021
Due February 3, 2008	133,021
Due March 4, 2008	66,511
Due March 30, 2008	133,021

	$465,574	$128,200
Secured notes to China Ever Bright Bank, bank
commission charge at 0.05% each transaction
Due March 10,2007	$-	$1,025,600
Due March 15, 2007	-	1,128,160
Due March 26, 2007	-	833,300
Due April 3, 2007	-	858,940
Due April 17, 2007	-	1,230,720
Due April 24, 2007	-	641,000
Due April 27, 2007	-	717,920
Due October 16, 2007	744,919	-
Due October 17, 2007	1,277,003	-
Due October 22, 2007	665,106	-
Due March 21, 2008	891,242	-

	$3,578,270	$6,435,640

Secured notes to China Merchants Bank, bank
commission charge at 0.05% each transaction
Due April 16, 2007	$-	$1,153,800
Due May 14, 2007	-	1,410,200
Due June 29, 2007	-	256,400
Due October 16, 2007	1,197,191	-
Due November 16, 2007	478,876	-
Due February 16, 2008	984,357	-

	$2,660,424	$2,820,400

834183.2

NEW FIBER CLOTH TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(Stated in US Dollars)

10.  NOTES PAYABLE

Notes payable are as follows:

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Secured notes to Shengze Rural Commercial Bank,
bank commission charge at 0.05% each transaction
Due April 30, 2007	$-	$153,840
Due May 6, 2007	-	102,560
Due May 30, 2007	-	153,840
Due November 30, 2007	133,021	-
Due February 28, 2008	146,323	-

	$279,344	$410,240
Secured notes to Minsheng Bank, bank
commission charge at 0.05% each transaction
Due April 30, 2007	$-	$1,282,000
Due December 11, 2007	399,064	-
Due Janruary 11, 2008	1,330,212	-

	1,729,276	1,282,000
Secured notes to China CITIC Bank, bank
commission charge at 0.05% each transaction
Due January 21, 2007	$-	$769,200
Due January 26, 2007	-	512,800
Due January 31, 2007	-	128,200
Due February 2, 2007	-	102,560
Due February 22, 2007	-	38,460
Due February 28, 2006	-	83,330
Due March 21, 2007	-	38,460
Due March 30, 2006	-	102,560
Due June 8, 2007	-	102,560
Due October 30, 2007	199,532	-
Due January 26, 2008	1,330,212	-

	$1,529,744	$1,878,130

	$10,242,631	$12,954,610

The bank charges 0.05% of the principal as a commission on each loan transaction. The bank commission charges were $10,141 in 2006 and $7,389 for the three months ended September 30, 2007, respectively, and are included in interest expense, net in the accompanying consolidated statements of income.

834183.2

NEW FIBER CLOTH TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

834183.2

NEW FIBER CLOTH TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(Stated in US Dollars)

11. COMMON STOCK

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

Name	Position Held in Management	Shared held Post-Recapitalization	Percentage
Yao DeRong	Chief Executive Officer/Chairman of the Board	22,150,200	28.50%
Itochu Textile Materials (Asia) Limited	Director/Shareholder	18,015,496	23.18%
Yao YunZhen	Management	5,906,720	7.60%
Yao YunHong	Management	5,906,720	7.60%
Ren WeiRong	Director/Secretary	5,906,720	7.60%
Tang ShengLi	Management	5,906,720	7.60%
John P. O'Shea		1,000,000	1.28%
Deborah A. Salerno		1,000,000	1.28%
Frank L. Kramer		1,150,000	1.48%
Other Park Hill shareholders Pre-recapitalzation		736,000	0.95%
Others		10,041,424	12.93%
Total		77,720,000	100.00%

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

834183.2

NEW FIBER CLOTH TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(Stated in US Dollars)

11. COMMON STOCK

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

834183.2

NEW FIBER CLOTH TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(Stated in US Dollars)

12.  INCOME TAXES

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income before tax for the three months ended September 30, 2007 and 2006:

Three months ended September 30, 2006 (Unaudited)

	PRC	Hong Kong	Total

Income before tax	$1,231,619	$-	$1,231,619

Tax at the domestic income tax rate	$406,434	$-	$406,434
Effect of tax exemption granted	(263,588)	-	(263,588)

Income tax	$142,846	$-	$142,846

Three months ended September 30, 2007 (Unaudited)

	PRC	Hong Kong	Total

Income before tax	$1,859,765	$-	$1,859,765
Tax at the domestic income tax rate	$613,722	$-	$613,722
Effect of tax exemption granted	(390,541)	-	(390,541)

Income tax	$223,181	$-	$223,181

13. COMPARATIVE AMOUNTS

Certain amounts included in prior’s years’ consolidated financial statements have been reclassified to conform to the current year’s presentation on the basis of recapitalization accounting. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity or net income.

834183.2

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

(a) Revenue

There is 47.8% increase in sales revenue in the first nine months of 2007 when compare to the first nine months in 2006 and with a gross profit margin of 9.4%.

In the third quarter, the Group has got sales revenue of $17,491,554, there is 81.4% increase in the sales revenue for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase in sales revenue is mainly brought by the new product line that launched in the first quarter of 2007.

The gross profit margin has been decreased from 13.1% for the nine months ended September 30, 2006 to 9.4% for the nine months ended September 30, 2007. In the third quarter, the gross profit margin has been decreased from 13.1% for the three months ended September 30, 2006 to 11.7% for the three months ended September 30, 2007. The decrease of the gross profit margin is due to the new product line (cotton linen mixed fabric) put into production. The Company has experienced loss on the new product in the first quarter of Year 2007 due to a lack of production experience in cotton linen mixed fabric.

The new product line started production in the first quarter of 2007. It brought a gross loss of 4% to the Group in the first quarter. As the production technique of cotton linen mixed fabric becomes matured, the new product brought a gross profit of 6.2% to the Group in the second quarter of 2007. As the production technique enhanced and the product quality was ensured, the new product line continued to bring stable profit to the Group.

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

834183.2

(b) Revenue by geographical segmentation

The increase in its business segment of income derived from Asia, about 2% less than that in the second quarter of  2007, is an expected trend of the above stated market situation. There is an increase in the market segment in Europe in the third quarter. The negative effect on the slight increase in such geographical segment sales has increased the selling expense per dollar sales from $0.0062 to $0.01102, representing an increase in selling and marketing cost that reflected the resources that the Group put in overseas market expansion.

FUTURE PLAN

The management put in much effort on overseas marketing and promotion in 2007, such as Europe and United States.  The Company has been successfully negotiated for being one of the designated suppliers of certain textile material for the manufacturers of ‘Adidas’ brand shirts. It will be a sign of quality of our products. It shows that our products are above standards. We expect a steady growth in this newly-developed market in 2007. In fact, a continuous increased in net profit margin is resulted from 8.2% in second quarter to 9.4% in the third quarter of 2007.

 The management is of the view that while maintaining the current product mix with the current market that provides a stable income for the Group, it is also important for the Group to plan for new product lines targeting for a higher margin that will contribute more profit and diversified grade of products to the Group, which would then mitigate risk of any intensive competition of current product lines of the Company that may cause downward trend to the margin to the Company in the future.

FINANCIAL RESOURCES AND LIQUIDITY

The inventory turnover for the nine months period ended 2007 is 22 days, the turnover period is shortened by 35 days when compared to 67 days for the nine months period ended 2006. The high ratio of inventory turnover represent that the Company has a healthy inventory level and strong sales.

The accounts receivables turnover is lengthened by 77 days from 73 days for the nine months period ended September 30, 2006 to 150 days for the nine months period ended September 30, 2007. The increase in the receivable period is due to longer credit sales for the new product lines and a reclassification adjustment is made in the third quarter, account receivable has been accounted in other account receivables. We reclassified it and reflected the true picture of the Group.

The accounts payable turnover for the nine months period ended 2007 is 47 days, the accounts payable turnover is shortened by 34 days when compared to 81 days for the nine months period ended 2006. The shorter of the accounts payable turnover day is due to the new supplier for the new line products giving a shorter credit day for the Company.

Even though the Group has got a 34 days decrease in the payables repayment period in the nine months period ended September 30, 2007, when compared to the nine months period ended September 30, 2006, there is no doubt that the Group has sufficient money for to repay the debts.

The debt to assets ratio represents the debt repayment ability of the Group. The debts to assets ratio of the Group is 57.37% for the nine month period ended 2007 and the total liabilities decreased by about $17.8 million for the first nine months of 2007, it was primarily due to a decrease in notes payables at the nine months ended September 30, 2007. The notes payable is decreased by 47.2% when compare to the amount as at December 31, 2006. It is due to the contribution of the new product line.

The Group’ s business policy of market expansion with prudent evaluation is supported by our principal bankers whom have granted over $6 Million of short term loans that finance the operating of the Company.   All such short term loans are at an interest rate lower than the gross margin. The interest rate is not more than 9%. The proceeds from short term bank loan and $2,165,950 decrease in restricted cash is sufficient to repay the over 21% of note payable of $10,242,631 for 2007. There are sufficient funds from finance activities, there is sufficient money to support the market expansion and the investing activities.

The Management would continue look for any good business opportunities that would further leverage the current financial strength and the management advantages of the Group to further foster the business and enhancing the return to our shareholders with a well-balance risk-and-reward business policy.

834183.2

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

834183.2

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

834183.2

32 Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW FIBER CLOTH TECHNOLOGY, INC.

Date: November 14, 2007 By:

/s/ Yao DeRong

YAO DERONG

Chief Executive Officer

Date: November 14, 2007 By:

/s/ Sun Qing Hua

SUN QING HUA

Chief Financial Officer

Date: November 14, 2007 By:

/s/Huang Wei-Cheng

HUANG WEI-CHENG

Chief Accounting Officer

834183.2